Form 10-Q
period 1996-06-30
CHANDLER INSURANCE CO LTD
filed 1996-08-15
CIK 792854

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR


         /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                        Commission File Number:  0-15286


                        CHANDLER INSURANCE COMPANY, LTD.
             (Exact name of registrant as specified in its charter)

             Cayman Islands                               None
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

       5th Floor Anderson Square                          N/A
             P.O. Box 1854                             (Zip Code)
  Grand Cayman, Cayman Islands B.W.I.
(Address of principal executive offices)

       Registrant's telephone number, including area code:  809-949-8177

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO
                                   -----     -----

     The number of Common Shares, $1.67 par value, of the registrant outstanding on July 31, 1996 was 6,941,708. This excludes 567,350 Common Shares owned by Chandler (U.S.A.), Inc., a subsidiary of registrant, which are eligible to vote.


================================================================================

                                                                          PAGE 2
                        CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX




PART I - Financial Information
==============================

Item 1
- ------

Consolidated Statements of Operations for
     the three months ended June 30, 1996 and 1995.............................3

Consolidated Statements of Operations for
     the six months ended June 30, 1996 and 1995...............................4

Consolidated Balance Sheets as of June 30, 1996
     and December 31, 1995.....................................................5

Consolidated Statements of Cash Flows for the six
     months ended June 30, 1996 and 1995.......................................6

Notes to Interim Consolidated Financial Statements.............................7

Item 2
- ------

Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................................9


PART II - Other Information
===========================

Item 1     Legal Proceedings..................................................12

Item 2     Changes in Securities..............................................12

Item 3     Defaults Upon Senior Securities....................................12

Item 4     Submission of Matters to a Vote of Security Holders................12

Item 5     Other Information..................................................12

Item 6     Exhibits and Reports on Form 8-K...................................12

Signatures....................................................................13

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 3
                     Consolidated Statements of Operations
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                         For the three months
                                                             ended June 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed.................$  24,771      $  20,334
   Reinsurance premiums ceded..........................   (2,646)        (3,167)
                                                       ----------     ----------
      Net premiums written and assumed.................   22,125         17,167
   (Increase) decrease in unearned premiums............     (190)         2,299
                                                       ----------     ----------
      Net premiums earned..............................   21,935         19,466

Net investment income..................................    1,826          1,935
Commissions, fees and other income.....................    1,130            862
                                                       ----------     ----------
      Total revenues...................................   24,891         22,263
                                                       ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses.................   13,456         12,220
   Policy acquisition costs............................    8,313          5,680
   General and administrative expenses.................    3,490          3,301
   Litigation expenses.................................      140             71
                                                       ----------     ----------
      Total operating expenses.........................   25,399         21,272
                                                       ----------     ----------
Income (loss) before income taxes......................     (508)           991
Federal income tax benefit of
   consolidated U.S. subsidiaries......................      775              2
                                                       ----------     ----------
Net income.............................................$     267      $     993
                                                       ==========     ==========

Net income per share...................................$    0.04      $    0.14


Weighted average common shares and common
   share equivalents outstanding.......................    6,942          6,942


See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 4
                     Consolidated Statements of Operations
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                          For the six months
                                                             ended June 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed.................$  45,988      $  43,254
   Reinsurance premiums ceded..........................   (6,055)        (7,885)
                                                       ----------     ----------
      Net premiums written and assumed.................   39,933         35,369
   Decrease in unearned premiums.......................    3,047          3,193
                                                       ----------     ----------
      Net premiums earned..............................   42,980         38,562

Net investment income..................................    3,700          3,862
Commissions, fees and other income.....................    2,000          1,639
                                                       ----------     ----------
      Total revenues...................................   48,680         44,063
                                                       ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses.................   26,811         24,381
   Policy acquisition costs............................   14,445         11,205
   General and administrative expenses.................    7,261          6,613
   Litigation expenses.................................      207            530
                                                       ----------     ----------
      Total operating expenses.........................   48,724         42,729
                                                       ----------     ----------
Income (loss) before income taxes......................      (44)         1,334
Federal income tax benefit
   of consolidated U.S. subsidiaries...................      974            272
                                                       ----------     ----------
Net income.............................................$     930      $   1,606
                                                       ==========     ==========

Net income per share...................................$    0.13      $    0.23


Weighted average common shares and common
   share equivalents outstanding.......................    6,942          6,942


See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 5
                          Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                       June 30,     December 31,
                                                         1996           1995
                                                     ------------   ------------
ASSETS
Investments
   Fixed maturities available for sale,
      at estimated fair value........................$    96,679    $   108,096
   Fixed maturities held to maturity, at
      amortized cost (estimated fair value $3,751
      and $6,147 in 1996 and 1995, respectively).....      3,664          5,941
                                                     ------------   ------------
      Total investments..............................    100,343        114,037
Cash and cash equivalents............................     11,771          8,524
Premiums receivable, less allowance for
   non-collection of $197 and $177
   at 1996 and 1995, respectively....................     32,235         35,058
Reinsurance recoverable on paid losses, less
   allowance for non-collection of $390 and
   $307 at 1996 and 1995, respectively...............      3,980          4,485
Reinsurance recoverable on unpaid losses,
   less allowance for non-collection of $0 and
   $307 at 1996 and 1995, respectively...............     42,063         46,777
Prepaid reinsurance premiums.........................      4,488          5,170
Deferred policy acquisition costs....................      3,986          3,800
Property and equipment, net..........................      6,057          6,188
Other assets.........................................     10,460         10,617
Licenses, net........................................      4,568          4,643
Excess of cost over net assets acquired, net.........      6,224          6,517
Covenants not to compete, net........................        993          1,133
                                                     ------------   ------------
Total assets.........................................$   227,108    $   246,949
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses........$   117,427    $   128,794
   Unearned premiums.................................     27,552         31,280
   Policyholder deposits.............................      4,248          4,484
   Accrued taxes and other payables..................      4,261          5,969
   Premiums payable..................................      2,183          2,972
                                                     ------------   ------------
      Total liabilities..............................    155,671        173,499
                                                     ------------   ------------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares
      authorized, 7,509,058 shares issued............     12,540         12,540
   Paid-in surplus...................................     36,143         36,143
   Retained earnings.................................     26,856         25,926
   Unrealized gain (loss) on investments
      available for sale, net of tax.................     (1,954)           989
     Less: Stock held by subsidiary, at cost
      (567,350 shares)...............................     (2,148)        (2,148)
                                                     ------------   ------------
      Total shareholders' equity.....................     71,437         73,450
                                                     ------------   ------------
Total liabilities and shareholders' equity...........$   227,108    $   246,949
                                                     ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.
                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 6
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Amounts in thousands)

                                                          For the six months
                                                             ended June 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
OPERATING ACTIVITIES:
Net income.............................................$     930          1,606
   Add (deduct):
   Adjustments to reconcile net income
      to cash applied to operations:
      Net realized gains on sales of investments.......     (114)            (2)
      Net (gains) losses on sales of equipment.........       (6)             9
      Amortization and depreciation....................    1,180          1,085
      Provision for non-collection of premiums.........      116             (8)
      Provision for non-collection of
         reinsurance recoverables......................    1,340            200
      Net change in non-cash balances relating
         to operations:
         Premiums receivable...........................    2,708            (44)
         Reinsurance recoverable on paid losses........     (836)            28
         Reinsurance recoverable on unpaid losses......    4,714          4,817
         Prepaid reinsurance premiums..................      682              7
         Deferred policy acquisition costs.............     (186)           756
         Other assets..................................    1,238          3,363
         Unpaid losses and loss adjustment expenses....  (11,367)       (17,599)
         Unearned premiums.............................   (3,728)        (3,201)
         Policyholder deposits.........................     (236)          (848)
         Accrued taxes and other payables..............   (1,708)          (986)
         Premiums payable..............................     (789)          (188)
                                                       ----------     ----------
      Cash applied to operations.......................   (6,062)       (11,005)
                                                       ----------     ----------
INVESTING ACTIVITIES:
   Short-term investments
      Purchases........................................        -        (12,436)
      Maturities.......................................        -         12,500
   Fixed maturities available for sale
      Purchases........................................  (13,573)        (2,378)
      Sales............................................   12,340              -
      Maturities.......................................    8,546          1,034
   Fixed maturities held to maturity
      Purchases........................................        -            (35)
      Maturities.......................................    2,300         10,586
Cost of property and equipment purchased...............     (311)          (506)
Proceeds from sale of property and equipment...........       27             97
Other..................................................      (20)             -
                                                       ----------     ----------
   Cash provided by investing activities...............    9,309          8,862
                                                       ----------     ----------
Increase (decrease) in cash and cash
   equivalents during the period.......................    3,247         (2,143)
Cash and cash equivalents at beginning of period.......    8,524          8,420
                                                       ----------     ----------
Cash and cash equivalents at end of period.............$  11,771          6,277
                                                       ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 7

               Notes To Interim Consolidated Financial Statements

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year.

The consolidated financial statements include the accounts of Chandler Insurance Company, Ltd. ("Chandler" or "the Company") and subsidiaries including:

   - Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and
     NAICO Indemnity (Cayman), Ltd., wholly owned subsidiaries of the Company.

   - Chandler (U.S.A.), Inc., a wholly owned subsidiary of Chandler Barbados.

   - National American Insurance Company ("NAICO") and LaGere & Walkingstick Insurance Agency, Inc. ("L&W") and Network Administrators, Inc. ("Network"), wholly owned subsidiaries of Chandler (U.S.A.), Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Pronouncements

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" establishes accounting standards for such assets.
SFAS 123, "Accounting for Stock-Based Compensation" establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion 25 for such stock-based compensation arrangements and disclose the proforma effects of applying SFAS 123, if any, in the financial statements. The Company adopted these new standards effective January 1, 1996, the required effective date. The adoption of these standards had no material impact on the Company's financial position, results of operations or related disclosures to the Notes to Consolidated Financial Statements.

NOTE 2 - LITIGATION

In the Company's Annual Report on Form 10-K for the year ended December 31, 1995, various matters in litigation were described. In Item 3 and Item 12 of such Form 10-K, the Company reported that on December 1, 1995 the Nebraska Supreme Court had upheld a ruling by a lower court denying the CenTra Group's attempt to obtain control of NAICO. On April 3, 1996 the CenTra Group filed a Petition for Writ of Certiorari in the United States Supreme Court requesting that court to assume jurisdiction to review the Nebraska Supreme Court decision. On May 13, 1996 the U.S. Supreme Court denied the Petition for Writ of Certiorari.

                                                                          PAGE 8
On June 27, 1996, the Company filed a report on Form 8-K reporting a dispute with Midwest Indemnity Corporation ("Midwest"). On May 24, 1996 Midwest, a Skokie, Illinois based surety bond producer made a demand upon NAICO for binding arbitration of certain claims against NAICO. The claims are allegedly based upon a contractual relationship dating back to 1987 and accused NAICO of liabling Midwest and attempting to wrongfully appropriate business belonging to Midwest. In the arbitration demand Midwest alleges its corporate value has been diminished by approximately $20 million and that security it gave NAICO in the form of a letter of credit in the face amount of $200,000 and a surety bond issued by Century Surety Company with the remaining penal sum of $1,500,000 should be released. On June 20, 1996 NAICO filed a lawsuit in state court in Chandler, Oklahoma against Midwest and certain affiliates seeking a stay of the arbitration and asserting claims against Midwest for debts owed to NAICO, breach of fiduciary duty by Midwest and certain of its officers, various declaratory judgements and seeking further relief in connection with those claims. The state court granted an immediate temporary restraining order staying the requested arbitration pending further hearing. On June 25, 1996 the action was removed to U.S. District Court in Oklahoma City, Oklahoma. No hearing date has been set.

On June 17, 1996 Century Surety Company filed an action in the Common Pleas Court of Cuyahoga County, Ohio against NAICO and Midwest alleging that the bond which it had given to NAICO to secure Midwest's obligations to NAICO is void and requesting cancellation of the bond. On July 30, 1996 the action was removed to U.S. District Court in Cleveland, Ohio.

Midwest currently owes NAICO approximately $7.2 million related to a commission arrangement contingent on the loss experience on the NAICO/Midwest Surety Bond Program. Pursuant to NAICO's agreement with Midwest, the obligation is to be reduced by $1.5 million during the remainder of 1996 with the balance due in January, 1997. In addition, Midwest owes approximately $553,000 for premiums it collected in 1995 and 1996 but which have not been paid to NAICO. NAICO intends to seek payment of all amounts due and believes a reserve for non-collection is not necessary at June 30, 1996.

In Item 8, Item 10 and Note 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 a contingency relating to reinsurance arbitration among NAICO, New York Life Insurance Company, Security Benefit Life Insurance Company and Standard Insurance Company (the "reinsurers") was discussed. On May 23, 1996 an arbitration award was made against the reinsurers and in favor of NAICO but for an amount less than had been expected. The Company took an after-tax charge of approximately $800,000 to offset the smaller than expected award. A final award was made by the arbitration panel on July 19, 1996 but on July 30, 1996 the reinsurers requested that the arbitrators reconsider the award and, accordingly, have not yet paid the amounts ordered to be paid under the award. On August 9, 1996 NAICO filed suit in the U.S. District Court for the District of Nebraska against the reinsurers to enforce the arbitration award.

                                                                          PAGE 9
ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Premiums Earned

The following table sets forth net premiums earned for each of the three and six month periods ended June 30, 1996 and 1995:

                                   For the three months     For the six months
                                      ended June 30,          ended June 30,
                                  ----------------------  ----------------------
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------
                                                  (In thousands)
Standard property-casualty........$    8,933  $    6,826  $   17,200  $   12,888
Non-standard private
   passenger automobile...........     4,758       3,922       8,592       7,461
Political subdivisions............     3,458       2,646       6,943       5,497
Surety bonds......................     2,428       3,843       4,252       7,528
Transportation....................       596         970       1,124       2,227
Other.............................     1,762       1,259       4,869       2,961
                                  ----------  ----------  ----------  ----------
               TOTAL..............$   21,935  $   19,466  $   42,980  $   38,562
                                  ==========  ==========  ==========  ==========

Net premiums earned increased 13% and 11% in the quarter and six months ended June 30, 1996 compared to the prior year periods.

Net premiums earned in the standard property-casualty program increased 31% and 33% in the three and six months ended June 30, 1996, respectively, versus the prior year. Net premiums earned for workers compensation accounted for $1.2 million and $2.4 million of the respective increases while other property-casualty coverages accounted for the balance. The increases are primarily attributable to continued expansion in Oklahoma and surrounding states.

Net premiums earned in the political subdivisions program increased 31% and 26% in the current quarter and first six months of 1996 compared to the year ago periods. The expansion of the municipalities portion of the program to include workers compensation, the addition of property-casualty coverages for Oklahoma counties in mid-1995 and continued expansion in Oklahoma accounted for most of the increases.

Net premiums earned in the surety bond program decreased 37% and 44% in the three and six months ended June 30, 1996 compared to the year ago periods. NAICO and Midwest, the underwriting manager for a large portion of the surety bond program, agreed to terminate the underwriting and production contract effective December 31, 1995. See Note 2 -Litigation - to the Notes to Interim Consolidated Financial Statements regarding certain legal proceedings involving Midwest. Net premiums earned from surety bonds produced by LaGere & Walkingstick Insurance Agency, Inc. ("L&W") increased to $1.4 million in the current quarter and $2.6 million in the first six months of 1996 compared to $819,000 and $1.9 million in the respective 1995 periods.

Net premiums earned from the nonstandard private-passenger automobile programs increased 21% and 15% for the quarter and six months ended June 30, 1996 compared to the year ago periods. Increased premium volume from the California portion of the program accounted for most of the increase and was partially offset by a decrease in premium volume for the Arizona portion of the program.

Net premiums earned from direct assignments of workers compensation policies and participation in certain voluntary and involuntary pools ("Pools") covering workers compensation were $1.3 million and $3.8 million in the three and six month periods ended June 30, 1996 compared to $1.3 million and $3.2 million in the year ago periods. The increase for the first six months is primarily attributable to increased activity from the Pools.

Commissions, Fees and Other Income

Brokerage commissions and fees before intercompany eliminations were $1.7 million and $3.5 million in the second quarter and first six months of 1996 compared to $1.6 million and $3.4 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by National American Insurance Company ("NAICO") and thus eliminated in the consolidation of the Company's subsidiaries.

Commissions and fees generated by Network Administrators, Inc. ("Network") were $186,000 and $337,000 in the current quarter and first six months of 1996. Network is a third-party administrator of partially self-insured group accident and health plans. Network was acquired by the Company in the fourth quarter of 1995.

Chandler (U.S.A.), Inc. received a settlement of approximately $343,000 during the second quarter of 1996 from a legal firm which is reflected as other income.

Losses and Loss Adjustment Expenses

The percentage of losses and loss adjustment expenses to net premiums earned was 61.3% and 62.4% for the three and six months ended June 30, 1996, respectively, compared to 62.8% and 63.2% in the 1995 periods.

Policy Acquisition Costs

Policy acquisition costs as a percentage of net premiums earned were 37.9% and 33.6% for the current quarter and first six months of 1996 compared to 29.2% and 29.1% in the year ago periods. In the second quarter of 1996, NAICO concluded an arbitration process with three reinsurers of its truckers workers compensation program relating to business written from 1988 through 1991. NAICO received an arbitration award that was $1.1 million smaller than expected. The arbitration result increased policy acquisition costs as a percentage of net premiums earned by 5.1 and 2.5 percentage points in the three and six months ended June 30, 1996.

General and Administrative Expenses

General and administrative expenses were 15% and 16% of revenues exclusive of net investment income for the three and six month periods ended June 30, 1996 compared to 16% in each of the respective 1995 periods. The Company incurred expenses totaling $270,000 and $493,000 in the respective 1996 periods related to the reinsurance arbitration discussed above.

General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification.

Liquidity and Capital Resources

The Company used $6.1 million of cash in operations in the first six months of 1996 compared to $11.0 million in the first half of 1995. These uses of cash generally reflect the reductions in premium volume from earlier years and the payment of losses and loss adjustment expenses incurred in those years. The Company sold $12.3 million of fixed-income securities available for sale prior to their maturities in the first half of 1996. The Company sold no fixed-income securities prior to their maturities during the same period in the prior year.

Litigation Expenses

In 1992, the Company became involved in certain legal proceedings beyond the ordinary course of business. These proceedings generally involve CenTra, Inc., a shareholder, and certain of its affiliates ("CenTra"). The Company does not expect a resolution of these legal proceedings in the near future, and accordingly expects to incur additional legal costs in future periods. Due to the inherent uncertainties of such legal proceedings and the unpredictability of CenTra's future actions, the Company cannot predict the outcome of such litigation with certainty or the rate at which such defense and litigation costs will be incurred in the future.

Income Tax Provision

The provision for or benefit from federal income taxes of the consolidated U.S. subsidiaries varies with the level of income or loss before income taxes of such subsidiaries. The provision or benefit relative to the consolidated income before income taxes will also vary dependent on the contribution to income before income taxes by the consolidated U.S. subsidiaries.

The income tax benefit resulting from the reinsurance arbitration and related expenses described above was $468,000 and $528,000 in the three and six months ended June 30, 1996.

PART II.                       OTHER INFORMATION

Item 1.   Legal Proceedings

   In response to this item, the Company incorporates by reference to Note
   2 - Litigation - to its Interim Consolidated Financial Statements contained elsewhere in this report.

Item 2.   Changes in Securities

   None

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   Submission of Matters to a Vote of Security Holders

   None

Item 5.   Other Information

   In June 1996, NAICO received notification that A.M. Best Company has raised NAICO's rating from "B++ (Very Good)" to "A- (Excellent)". A.M. Best Company's ratings range from the highest rating of "A++ (Superior)" to the lowest rating of "F (In Liquidation)". These ratings are an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

Item 6.   Exhibits and Reports on Form 8-K

   The Company filed one current report on Form 8-K, dated June 28, 1996, during the second quarter of 1996 responding to Item 5 of Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1996                          CHANDLER INSURANCE COMPANY, LTD.



                                             By:  /s/ Brent LaGere
                                                --------------------------------
                                                Brent LaGere
                                                Chairman of the Board of
                                                Directors and Chief Executive
                                                Officer
                                                (Principal Executive Officer)




                                             By:  /s/ Mark T. Paden
                                                --------------------------------
                                                Mark T. Paden
                                                Vice President - Finance and
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)