Form 10-Q/A
period 1996-06-30
CHANDLER INSURANCE CO LTD
filed 1996-09-17
CIK 792854

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                   FORM 10-Q/A


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

                                AMENDMENT NO. 1

Chandler Insurance Company, Ltd. hereby amends the following financial statements of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as set forth below:

Part I, Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.

     Amended to correct a amount of Covenants Not to Compete, Net.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 5
                          Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                       June 30,     December 31,
                                                         1996           1995
                                                     ------------   ------------
ASSETS
Investments
   Fixed maturities available for sale,
      at estimated fair value........................$    96,679    $   108,096
   Fixed maturities held to maturity, at
      amortized cost (estimated fair value $3,751
      and $6,147 in 1996 and 1995, respectively).....      3,664          5,941
                                                     ------------   ------------
      Total investments..............................    100,343        114,037
Cash and cash equivalents............................     11,771          8,524
Premiums receivable, less allowance for
   non-collection of $197 and $177
   at 1996 and 1995, respectively....................     32,235         35,058
Reinsurance recoverable on paid losses, less
   allowance for non-collection of $390 and
   $307 at 1996 and 1995, respectively...............      3,980          4,485
Reinsurance recoverable on unpaid losses,
   less allowance for non-collection of $0 and
   $307 at 1996 and 1995, respectively...............     42,063         46,777
Prepaid reinsurance premiums.........................      4,488          5,170
Deferred policy acquisition costs....................      3,986          3,800
Property and equipment, net..........................      6,057          6,188
Other assets.........................................     10,460         10,617
Licenses, net........................................      4,568          4,643
Excess of cost over net assets acquired, net.........      6,224          6,517
Covenants not to compete, net........................        933          1,133
                                                     ------------   ------------
Total assets.........................................$   227,108    $   246,949
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses........$   117,427    $   128,794
   Unearned premiums.................................     27,552         31,280
   Policyholder deposits.............................      4,248          4,484
   Accrued taxes and other payables..................      4,261          5,969
   Premiums payable..................................      2,183          2,972
                                                     ------------   ------------
      Total liabilities..............................    155,671        173,499
                                                     ------------   ------------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares
      authorized, 7,509,058 shares issued............     12,540         12,540
   Paid-in surplus...................................     36,143         36,143
   Retained earnings.................................     26,856         25,926
   Unrealized gain (loss) on investments
      available for sale, net of tax.................     (1,954)           989
     Less: Stock held by subsidiary, at cost
      (567,350 shares)...............................     (2,148)        (2,148)
                                                     ------------   ------------
      Total shareholders' equity.....................     71,437         73,450
                                                     ------------   ------------
Total liabilities and shareholders' equity...........$   227,108    $   246,949
                                                     ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.
                                                                         PAGE 13

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 17, 1996                    CHANDLER INSURANCE COMPANY, LTD.



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