Form 10-Q
period 1996-09-30
CHANDLER INSURANCE CO LTD
filed 1996-11-13
CIK 792854

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

                  For the Quarterly Period Ended September 30, 1996

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

       5th Floor Anderson Square                          N/A
             P.O. Box 1854                             (Zip Code)
  Grand Cayman, Cayman Islands B.W.I.
(Address of principal executive offices)

       Registrant's telephone number, including area code:  345-949-8177

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

     The number of Common Shares, $1.67 par value, of the registrant outstanding on October 31, 1996 was 6,941,708. This excludes 567,350 Common Shares owned by Chandler (U.S.A.), Inc., a subsidiary of registrant, which are eligible to vote.


================================================================================

                                                                          PAGE 2
                        CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX



PART I - Financial Information
==============================

Item 1
------

Consolidated Statements of Operations for the
     three months ended September 30, 1996 and 1995............................3

Consolidated Statements of Operations for
     the nine months ended September 30, 1996 and 1995.........................4

Consolidated Balance Sheets as of September 30, 1996
     and December 31, 1995.....................................................5

Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1996 and 1995..................................6

Notes to Interim Consolidated Financial Statements.............................7

Item 2
------

Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................................9


PART II - Other Information
===========================

Item 1 - Legal Proceedings....................................................12

Item 2 - Changes in Securities................................................12

Item 3 - Defaults Upon Senior Securities......................................12

Item 4 - Submission of Matters to a Vote of Security Holders..................12

Item 5 - Other Information....................................................12

Item 6 - Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................13

                                                                          PAGE 3
                        CHANDLER INSURANCE COMPANY, LTD.
                     Consolidated Statements of Operations
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                         For the three months
                                                          ended September 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
Premiums and other revenues
  Direct premiums written and assumed..................$  37,058      $  33,530
  Reinsurance premiums ceded...........................   (5,002)        (3,363)
                                                       ----------     ----------
    Net premiums written and assumed...................   32,056         30,167
  Increase in unearned premiums........................   (8,266)        (8,105)
                                                       ----------     ----------
    Net premiums earned................................   23,790         22,062

Net investment income..................................    1,769          1,863
Commissions, fees and other income.....................      792            520
                                                       ----------     ----------
    Total revenues.....................................   26,351         24,445
                                                       ----------     ----------
Operating costs and expenses
  Losses and loss adjustment expenses..................   13,618         13,495
  Policy acquisition costs.............................    9,641          6,283
  General and administrative expenses..................    3,339          2,966
  Litigation expenses, net.............................     (968)           330
                                                       ----------     ----------
    Total operating expenses...........................   25,630         23,074
                                                       ----------     ----------
Income before income taxes.............................      721          1,371
Federal income tax provision of
  consolidated U.S. subsidiaries.......................     (184)          (511)
                                                       ----------     ----------
Net income.............................................$     537      $     860
                                                       ==========     ==========

Net income per share...................................$    0.08      $    0.12


Weighted average common shares and common
  share equivalents outstanding........................    6,942          6,942


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                          PAGE 4
                        CHANDLER INSURANCE COMPANY, LTD.
                     Consolidated Statements of Operations
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                          For the nine months
                                                          ended September 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
Premiums and other revenues
  Direct premiums written and assumed..................$  83,046      $  76,784
  Reinsurance premiums ceded...........................  (11,057)       (11,248)
                                                       ----------     ----------
    Net premiums written and assumed...................   71,989         65,536
  Increase in unearned premiums........................   (5,219)        (4,912)
                                                       ----------     ----------
    Net premiums earned................................   66,770         60,624

Net investment income..................................    5,469          5,725
Commissions, fees and other income.....................    2,792          2,159
                                                       ----------     ----------
    Total revenues.....................................   75,031         68,508
                                                       ----------     ----------
Operating costs and expenses
  Losses and loss adjustment expenses..................   40,429         37,876
  Policy acquisition costs.............................   24,086         17,488
  General and administrative expenses..................   10,600          9,579
  Litigation expenses, net.............................     (761)           860
                                                       ----------     ----------
    Total operating expenses...........................   74,354         65,803
                                                       ----------     ----------
Income before income taxes.............................      677          2,705
Federal income tax benefit (provision)
  of consolidated U.S. subsidiaries....................      790           (239)
                                                       ----------     ----------
Net income.............................................$   1,467      $   2,466
                                                       ==========     ==========

Net income per share...................................$    0.21      $    0.36


Weighted average common shares and common
  share equivalents outstanding........................    6,942          6,942


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                          PAGE 5
                        CHANDLER INSURANCE COMPANY, LTD.
                          Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                     September 30,  December 31,
                                                         1996           1995
                                                     ------------   ------------
ASSETS
Investments
  Fixed maturities available for sale,
    at estimated fair value..........................$   106,570    $   108,096
  Fixed maturities held to maturity, at
    amortized cost (estimated fair value $1,753
    and $6,147 in 1996 and 1995, respectively).......      1,677          5,941
  Short-term investments.............................      2,952              -
                                                     ------------   ------------
    Total investments................................    111,199        114,037
Cash and cash equivalents............................      9,210          8,524
Premiums receivable, less allowance for
  non-collection of $1,175 and $177 at
  1996 and 1995, respectively........................     34,366         35,058
Reinsurance recoverable on paid losses, less
  allowance for non-collection of $470 and
  $307 at 1996 and 1995, respectively................      4,048          4,485
Reinsurance recoverable on unpaid losses, less
  allowance for non-collection of $185 and
  $307 at 1996 and 1995, respectively................     40,663         46,777
Prepaid reinsurance premiums.........................      5,639          5,170
Deferred policy acquisition costs....................      4,873          3,800
Property and equipment, net..........................      6,097          6,188
Other assets.........................................     12,015         10,617
Licenses, net........................................      4,531          4,643
Excess of cost over net assets acquired, net.........      6,062          6,517
Covenants not to compete, net........................        833          1,133
                                                     ------------   ------------
Total assets.........................................$   239,536    $   246,949
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses.........$   114,454    $   128,794
  Unearned premiums..................................     36,969         31,280
  Policyholder deposits..............................      4,232          4,484
  Notes payable......................................      4,800            300
  Accrued taxes and other payables...................      4,138          5,669
  Premiums payable...................................      2,807          2,972
                                                     ------------   ------------
    Total liabilities................................    167,400        173,499
                                                     ------------   ------------
Shareholders' equity
  Common stock, $1.67 par value, 10,000,000 shares
    authorized, 7,509,058 shares issued..............     12,540         12,540
  Paid-in surplus....................................     36,143         36,143
  Retained earnings..................................     27,393         25,926
  Unrealized gain (loss) on investments
    available for sale, net of tax...................     (1,792)           989
  Less: Stock held by subsidiary, at cost
    (567,350 shares).................................     (2,148)        (2,148)
                                                     ------------   ------------
      Total shareholders' equity.....................     72,136         73,450
                                                     ------------   ------------
Total liabilities and shareholders' equity...........$   239,536    $   246,949
                                                     ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.
                                                                          PAGE 6
                        CHANDLER INSURANCE COMPANY, LTD.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Amounts in thousands)

                                                          For the nine months
                                                          ended September 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
OPERATING ACTIVITIES:
Net income.............................................$   1,467      $   2,466
  Add (deduct):
  Adjustments to reconcile net income
    to cash applied to operations:
    Net realized gains on sales of investments.........     (119)            (9)
    Net (gains) losses on sales of equipment...........      (10)             2
    Amortization and depreciation......................    1,740          1,685
    Provision for non-collection of premiums...........    1,165             47
    Provision for non-collection of
      reinsurance recoverables.........................    1,634            320
    Net change in non-cash balances
      relating to operations:
      Premiums receivable..............................     (474)        (3,390)
      Reinsurance recoverable on paid losses...........   (1,220)          (433)
      Reinsurance recoverable on unpaid losses.........    6,137          7,605
      Prepaid reinsurance premiums.....................     (469)        (1,313)
      Deferred policy acquisition costs................   (1,073)           121
      Other assets.....................................     (393)         2,887
      Unpaid losses and loss adjustment expenses.......  (14,340)       (22,674)
      Unearned premiums................................    5,689          6,225
      Policyholder deposits............................     (252)          (287)
      Accrued taxes and other payables.................   (1,531)        (1,044)
      Premiums payable.................................     (165)           184
                                                       ----------     ----------
    Cash applied to operations.........................   (2,214)        (7,608)
                                                       ----------     ----------
INVESTING ACTIVITIES:
  Short-term investments
    Purchases..........................................   (2,944)       (12,436)
    Maturities.........................................        -         14,500
  Fixed maturities available for sale
    Purchases..........................................  (26,468)        (9,769)
    Sales..............................................   13,743          1,030
    Maturities.........................................   10,328          1,254
  Fixed maturities held to maturity
    Purchases..........................................        -            (35)
    Maturities.........................................    4,300         13,471
  Cost of property and equipment purchased.............     (575)          (629)
  Proceeds from sale of property and equipment.........       36            117
  Other................................................      (20)             -
                                                       ----------     ----------
    Cash provided by investing activities..............   (1,600)         7,503
                                                       ----------     ----------
FINANCING ACTIVITIES:
  Proceeds from note payable...........................    4,500              -
                                                       ----------     ----------
    Cash provided by financing activities..............    4,500              -
                                                       ----------     ----------
  Increase (decrease) in cash and cash
    equivalents during the period......................      686           (105)
  Cash and cash equivalents at beginning of period.....    8,524          8,420
                                                       ----------     ----------
  Cash and cash equivalents at end of period...........$   9,210      $   8,315
                                                       ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                          PAGE 7
                        CHANDLER INSURANCE COMPANY, LTD.

               Notes To Interim Consolidated Financial Statements

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of the consolidated balance sheets for the 1995 period have been made to conform to the 1996 presentation.

The consolidated financial statements include the accounts of Chandler Insurance Company, Ltd. ("Chandler" or "the Company") and subsidiaries including:

   - Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and
     NAICO Indemnity (Cayman), Ltd., wholly owned subsidiaries of the Company.

   - Chandler (U.S.A.), Inc. ("Chandler USA"), a wholly owned subsidiary of Chandler Barbados.

   - National American Insurance Company ("NAICO"), LaGere & Walkingstick Insurance Agency, Inc. ("L&W") and Network Administrators, Inc. ("Network"), wholly owned subsidiaries of Chandler (U.S.A.), Inc.

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

NOTE 2 - LITIGATION

In the Company's Annual Report on Form 10-K for the year ended December 31, 1995, various matters in litigation were described. In Item 3 of such Form 10-K, the Company reported on certain legal proceedings pending in the United States District Court for the Western District of Oklahoma involving the CenTra Group as well as an action pending involving Diane Semon. Such legal proceedings have been scheduled for trial in the first quarter of 1997. In
Item 3 and Item 12 of such Form 10-K, the Company reported that on December 1, 1995 the Nebraska Supreme Court had upheld a ruling by a lower court denying the CenTra Group's attempt to obtain control of NAICO. On April 3, 1996 the CenTra Group filed a Petition for Writ of Certiorari in the United States Supreme Court requesting that court to assume jurisdiction to review the Nebraska Supreme Court decision. On May 13, 1996 the U.S. Supreme Court denied the Petition for Writ of Certiorari. In the third quarter of 1996, the Company recorded a $982,000 estimated recovery of costs from its directors and officers liability insurer related to the Company's claim for reimbursable amounts previously paid for defense and litigation costs associated with the litigation involving the CenTra Group.

On October 16, 1996 the CenTra Group filed another Form A with the Nebraska Insurance Department. The Form A requests consent to a transfer of the Company's shares owned or controlled by the CenTra Group to the trustees of a trust established for that purpose. No final hearing date has been set.

On June 28, 1996 the Company filed a report on Form 8-K reporting a dispute with Midwest Indemnity Corporation ("Midwest"). On May 24, 1996 Midwest, a Skokie, Illinois based surety bond producer made a demand upon NAICO for binding arbitration of certain claims against NAICO. The claims are allegedly based upon a contractual relationship dating back to 1987 and accused NAICO of libeling Midwest and attempting to wrongfully appropriate business belonging to Midwest. In the arbitration demand Midwest alleges its corporate value has been diminished by approximately $20 million and that security it gave NAICO in the form of a letter of credit in the face amount of $200,000 and a surety bond issued by Century Surety Company with the remaining penal sum of $1,500,000 should be released. On June 20, 1996 NAICO filed a lawsuit in state court in Chandler, Oklahoma against Midwest and certain affiliates seeking a stay of the arbitration and asserting claims against Midwest for debts owed to NAICO, breach of fiduciary duty by Midwest and certain of its officers, various declaratory judgements and seeking further relief in connection with those claims. The state court granted an immediate temporary restraining order staying the requested arbitration pending further hearing. On June 25, 1996 the action was removed to U.S. District Court in Oklahoma City, Oklahoma. No trial date has been set.

On June 17, 1996 Century Surety Company filed an action in the Common Pleas Court of Cuyahoga County, Ohio against NAICO and Midwest alleging that the bond which it had given to NAICO to secure Midwest's obligations to NAICO is void and requesting cancellation of the bond. On July 30, 1996 the action was removed to U.S. District Court in Cleveland, Ohio. No trial date has been set.

Midwest currently owes NAICO approximately $5.4 million related to a commission arrangement contingent on the loss experience on the NAICO/Midwest Surety Bond Program. Pursuant to NAICO's agreement with Midwest, the obligation is scheduled to be reduced by $1.5 million during the remainder of 1996 (at September 30, 1996 $1.0 million is past due) with the balance due in January, 1997. In addition, Midwest owes approximately $782,000 for premiums it collected in 1995 and 1996 but which have not been paid to NAICO. NAICO intends to seek payment of all amounts due. However, the Company recorded a reserve of $1.0 million as of September 30, 1996 with respect to amounts recoverable from Midwest and the pending legal proceedings. In view of the large amounts due from Midwest and the early stages of the various related legal proceedings, an unfavorable result, if any, could have an additional material impact on the Company.

In Item 8, Item 10 and Note 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 a contingency relating to reinsurance arbitration among NAICO, New York Life Insurance Company, Security Benefit Life Insurance Company and Standard Insurance Company (the "reinsurers") was discussed. On May 23, 1996 an arbitration award was made against the reinsurers and in favor of NAICO but for $1.1 million less than had been expected. A final award was made by the arbitration panel on July 19, 1996 but on July 30, 1996 the reinsurers requested that the arbitrators reconsider the award and, accordingly, have not yet paid the amounts ordered to be paid under the award. On August 9, 1996 NAICO filed suit in the U.S. District Court for the District of Nebraska against the reinsurers to enforce the arbitration award.

                                                                          PAGE 9
ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Premiums Earned

The following table sets forth net premiums earned for each of the three and nine month periods ended September 30, 1996 and 1995:

                                   For the three months     For the nine months
                                    ended September 30,     ended September 30,
                                  ----------------------  ----------------------
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------
                                                  (In thousands)
Standard property-casualty........$   10,799  $    8,194  $   27,999  $   21,082
Non-standard private
   passenger automobile...........     4,278       3,926      12,870      11,387
Political subdivisions............     3,553       3,776      10,496       9,273
Surety bonds......................     2,737       3,617       6,989      11,145
Transportation....................       431         558       1,555       2,785
Other.............................     1,992       1,991       6,861       4,952
                                  ----------  ----------  ----------  ----------
               TOTAL..............$   23,790  $   22,062  $   66,770  $   60,624
                                  ==========  ==========  ==========  ==========

Net premiums earned increased 8% and 10% in the quarter and nine months ended September 30, 1996 compared to the prior year periods. During the third quarter of 1995, NAICO elected to commute the unpaid losses and loss adjustment expenses related to reinsurance contracts covering certain business written in 1993, 1994 and 1995 which resulted in an increase in net premiums earned of $2,175,000. There was no increase in net unpaid losses and loss adjustment expenses for this commutation.

In 1996 NAICO reviewed the historical results for reinsurance contracts with similar commutation provisions and began accruing for such commutations where a commutation election was considered likely. Excluding the effects of the commutation accruals and election in the 1996 and 1995 periods, net premiums earned increased 14% and 13% for the quarter and nine months ended September 30, 1996, respectively. The effect of the commutation accruals and elections on net premiums earned for each insurance program is set forth as follows:

                                   For the three months     For the nine months
                                    ended September 30,     ended September 30,
                                  ----------------------  ----------------------
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------
                                                  (In thousands)
Standard property-casualty........$      106  $    1,184  $      514  $    1,184
Political subdivisions............        19         593         116         593
Other programs....................         4         398          24         398
                                  ----------  ----------  ----------  ----------
               TOTAL..............$      129  $    2,175  $      654  $    2,175
                                  ==========  ==========  ==========  ==========

Net premiums earned in the standard property-casualty program increased 32% and 33% in the three and nine months ended June 30, 1996, respectively, versus the prior year. Net premiums earned for workers compensation accounted for $1.7 million and $4.1 million of the respective increases while other property-casualty coverages accounted for the balance. The increases are primarily attributable to continued expansion in Oklahoma and surrounding states.

Net premiums earned in the political subdivisions program decreased 6% and increased 13% in the current quarter and first nine months of 1996 compared to the year ago periods. Excluding the effects of the commutations described above, net premiums earned increased 11% and 20% over the same periods. The expansion of the municipalities portion of the program to include workers compensation, the addition of property-casualty coverages for Oklahoma counties in mid-1995 and continued expansion in Oklahoma accounted for most of the increases.

Net premiums earned in the surety bond program decreased 24% and 37% in the three and nine months ended September 30, 1996 compared to the year ago periods. NAICO and Midwest Indemnity Corporation ("Midwest"), the underwriting manager for a large portion of the surety bond program, agreed to terminate the underwriting and production contract effective December 31, 1995. See Note
2 - Litigation - to the Notes to Interim Consolidated Financial Statements regarding legal proceedings involving Midwest. Net premiums earned from surety bonds produced by LaGere & Walkingstick Insurance Agency, Inc. ("L&W") increased to $1.9 million in the current quarter and $4.5 million in the first nine months of 1996 compared to $1.0 million and $2.9 million in the respective 1995 periods.

Net premiums earned from the nonstandard private-passenger automobile programs increased 9% and 13% for the quarter and nine months ended September 30, 1996 compared to the year ago periods. Increased premium volume from the California portion of the program accounted for most of the increase and was partially offset by a decrease in premium volume for the Arizona portion of the program.

Net premiums earned from direct assignments of workers compensation policies and participation in certain voluntary and involuntary pools ("Pools") covering workers compensation were $1.5 million and $5.3 million in the three and nine month periods ended September 30, 1996 compared to $2.4 million and $5.5 million in the year ago periods. The decreases are primarily attributable to a decrease in premium volume for certain Pools and a decrease in NAICO's premium volume in certain states using such Pools.

Commissions, Fees and Other Income

Brokerage commissions and fees before intercompany eliminations were $2.9 million and $6.4 million in the third quarter and first nine months of 1996 compared to $2.6 million and $6.0 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

Commissions and fees generated by Network Administrators, Inc. ("Network") were $187,000 and $524,000 in the current quarter and first nine months of 1996. Network is a third-party administrator of partially self-insured group accident and health plans. Network was acquired by the Company in the fourth quarter of 1995.

Losses and Loss Adjustment Expenses

The percentage of losses and loss adjustment expenses to net premiums earned was 57.2% and 60.5% for the three and nine months ended September 30, 1996, respectively, compared to 61.2% and 62.5% in the 1995 periods.

Policy Acquisition Costs

Policy acquisition costs as a percentage of net premiums earned were 40.5% and 36.1% for the current quarter and first nine months of 1996 compared to 28.5% and 28.8% in the year ago periods. In the current quarter, the Company incurred a $1.0 million charge with respect to a reserve established for amounts recoverable from Midwest and the related pending legal proceedings. In the second quarter of 1996, NAICO concluded an arbitration process with three reinsurers of its truckers workers compensation program relating to business written from 1988 through 1991. NAICO received an arbitration award that was $1.1 million smaller than expected. These charges increased policy acquisition costs as a percentage of net premiums earned by 4.3 and 3.1 percentage points in the three and nine months ended September 30, 1996.

The commission rate for a substantial portion of the surety bond program varies inversely with the loss ratio pursuant to a commission arrangement contingent on the loss experience of the program. The expected loss ratio for this portion of the program was decreased in 1996 and such decrease increased the percentage of net policy acquisition costs to net premiums earned by 7.0 and
4.2 percentage points, respectively, for the three and nine months ended September 30, 1996.

General and Administrative Expenses

General and administrative expenses were 13.6% and 15.2% of revenues exclusive of net investment income for the three and nine month periods ended September 30, 1996 compared to 13.1% and 15.3% in the respective 1995 periods. The Company incurred $200,000 and $720,000 in expenses in the 1996 periods related to the reinsurance arbitration and the Midwest legal proceedings discussed above. See Note 2 - Litigation - to the Notes to Interim Consolidated Financial Statements regarding such legal proceedings.

General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification.

Liquidity and Capital Resources

The Company used $2.2 million of cash in operations in the first nine months of 1996 compared to $7.6 million in the first nine months of 1995. These uses of cash generally reflect the reductions in premium volume from earlier years and the payment of losses and loss adjustment expenses incurred in those years.
The Company sold $13.7 million of fixed-income securities available for sale prior to their maturities in the first nine months of 1996. The Company sold $1.7 million of fixed-income securities prior to their maturities during the same period in the prior year.

During the third quarter of 1996, Chandler USA borrowed $4.5 million from a bank on a three year note payable. The note has a floating interest rate at Wall Street Journal prime, and principal and interest are payable monthly. The note is collateralized by the shares of NAICO stock owned by Chandler USA. Proceeds from the note were used to repay intercompany advances from Chandler USA's parent company Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of the Company.

Litigation Expenses

In 1992, the Company became involved in certain legal proceedings beyond the ordinary course of business. In the third quarter of 1996, the Company recorded a $982,000 estimated recovery of costs from its directors and officers liability insurer related to the Company's claim for reimbursable amounts previously paid for defense and litigation costs associated with the litigation involving the CenTra Group. These proceedings generally involve CenTra, Inc., a shareholder, and certain of its affiliates ("CenTra"). The Company does not expect an immediate resolution of these legal proceedings. However, a substantial portion of such legal proceedings are scheduled for trial in the first quarter of 1997. Accordingly, the Company expects to incur additional legal costs in future periods. Due to the inherent uncertainties of such legal proceedings and the unpredictability of CenTra's future actions, the Company cannot predict the outcome of such litigation with certainty or the rate at which such defense and litigation costs will be incurred in the future.

Income Tax Provision

The provision for or benefit from federal income taxes of the consolidated U.S. subsidiaries varies with the level of income or loss before income taxes of such subsidiaries. The provision or benefit relative to the consolidated income before income taxes will also vary dependent on the contribution to income before income taxes by the consolidated U.S. subsidiaries.

The net income tax benefit resulting from the reinsurance arbitration and related expenses, the Midwest legal proceedings and the estimated recovery of litigation costs described above was $113,000 and $650,000 in the three and nine months ended September 30, 1996.

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

   None

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   Submission of Matters to a Vote of Security Holders

   None

Item 5.   Other Information

   None

Item 6.   Exhibits and Reports on Form 8-K

   None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996                        CHANDLER INSURANCE COMPANY, LTD.



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