Form 10-K405
period 1996-12-31
CHANDLER INSURANCE CO LTD
filed 1997-04-15
CIK 792854

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON SHARES, $1.67 PAR VALUE

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31,1997 was $13,198,688 (all currency is expressed in U.S. dollars). See "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" regarding registrant's assumptions about affiliates and possible changes in control.

     The number of Common Shares, $1.67 par value, of the registrant outstanding on March 31, 1997 was 6,941,708.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

===============================================================================

                                                                        PAGE 1
                                     PART I
ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

     The following events which recently occurred are significant and provide additional information that updates the description of the CenTra, Inc. ("CenTra") litigation included in this Form 10-K. In the accompanying 1996 consolidated financial statements of Chandler Insurance Company, Ltd. (the "Company" or "Chandler"), no provisions have been made for the potential effects, if any, of these subsequent events.

CenTra Litigation - Oklahoma

     As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma ( the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors (more fully described in "Item 3. LEGAL PROCEEDINGS"). On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against National American Insurance Company ("NAICO") and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. The remaining issues were submitted to a jury.

     On April 9, 1997 the jury returned verdicts on all claims. One verdict against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another verdict was against both the Company and its affiliate Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both verdicts related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra on behalf of all shareholders, the jury found in CenTra's favor on only three. Certain officers were directed to repay bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft to the Company. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

     On other claims asserted by the CenTra Group, the jury found in favor of the Company and/or the individual defendants. The jury also found in favor of NAICO and its affiliate NAICO Indemnity (Cayman), Ltd. on their counterclaims for CenTra's failure to pay insurance premiums in the sum of $788,625 and further upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock as a result of purchases made by the CenTra Group in July 1992 as part of its efforts to acquire control of Chandler.

     The Company's legal counsel, management, and Board of Directors are reviewing the Court rulings and jury verdicts and considering whether to appeal. Several motions will likely be filed by all parties relating to the verdicts, interest, costs and attorney fees. In view of these matters, final rulings on such motions and the related ultimate judgments are not likely to occur until after May, 1997.

     Because the verdicts are so recent and the final judgments are not yet defined, the Company is unable to presently assess the ultimate outcome of these matters. In view of the amount awarded to CenTra and affiliates, the significant attorney fees incurred during the first quarter of 1997, estimated in excess of $1.7 million, and other unresolved matters such as collection of the awards and advancement of litigation expenses to certain Company defendants, unfavorable results regarding these issues would have a material adverse effect on the Company and negatively impact earnings in 1997.

CenTra Litigation - Nebraska

     As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. See "Item 3. LEGAL PROCEEDINGS" for a description of this matter. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares, representing approximately 45% of the outstanding stock. The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock".
A hearing will then be scheduled to consider the proposals. Neither the Company nor its affiliate, NAICO, have developed a final proposal at this time.

     On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held in security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries.

     CenTra has not indicated if it intends to appeal the orders of the Nebraska Court. Because of the uncertainty of whether CenTra will appeal the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

GENERAL

     Chandler Insurance Company, Ltd. (the "Company") is a holding company organized and domiciled in the Cayman Islands whose wholly owned subsidiaries are engaged in various property and casualty insurance and reinsurance operations. The insurance products are underwritten by National American Insurance Company ("NAICO"), a Nebraska insurance company that is a wholly owned subsidiary of the Company. NAICO primarily provides property and casualty coverage for businesses in various industries, political subdivisions, nonstandard private-passenger automobiles and surety bonds for small contractors. NAICO is licensed in 44 of the United States and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects.

     NAICO is rated "A- (Excellent)" by A.M. Best Company. A.M. Best Company's ratings range from the highest rating of "A++ (Superior)" to the lowest rating of "F (in Liquidation)". These ratings are an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     Chandler Insurance (Barbados), Ltd. ("Chandler Barbados"), a Barbados company and a wholly owned subsidiary of the Company, principally reinsures risks underwritten by NAICO. NAICO retains a portion of each risk, then transfers the balance to other reinsurance companies including Chandler Barbados. Such reinsurance arrangements are governed by reinsurance contracts between NAICO and each of its reinsurers and Chandler Barbados and each of its reinsureds.

     One of the Company's wholly owned subsidiaries, LaGere & Walkingstick Insurance Agency, Inc. ("L&W"), an independent insurance agency based in Chandler, Oklahoma, represents various insurance companies, including NAICO, that provide a variety of property-casualty, life and accident and health coverages. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for high risk ventures.

     The Company conducts its business from the Cayman Islands in the British West Indies and is not subject to regulation as an insurance company in any jurisdiction within the United States of America. The Company is, however, subject to certain regulations of The Monetary Authority in the Cayman Islands. Chandler Barbados is subject to similar Barbados regulations. See "Regulation". Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer it is required by the United States companies it reinsures to secure its reinsurance obligations by depositing acceptable securities in a trust for the benefit of the company ceding such obligations or by letters of credit in favor of the ceding company. See "Trust Arrangements and Special Deposits". NAICO is subject to minimum capital, audit, reporting, dividend and other requirements imposed by regulation upon United States insurance companies. See "Regulation".

STANDARD PROPERTY-CASUALTY PROGRAM

     Insurance products offered in NAICO's standard property-casualty program include workers compensation, automobile liability and physical damage, general and umbrella liability and property coverages. Target industries or classes of business include nursing homes, home healthcare, construction, retail, light manufacturing and service companies. This business is principally written in the states of Oklahoma, Texas, Illinois and Georgia.

POLITICAL SUBDIVISIONS PROGRAM

     In 1990, NAICO began writing property-casualty coverage for school districts in Oklahoma. L&W had produced this business since 1983 for unrelated insurers. The coverages offered include workers compensation, automobile liability, general liability, property and school board legal liability.

     In 1991, NAICO began writing property-casualty insurance for municipalities. The coverages include automobile and general liability, property and public officials liability insurance. Since 1991, NAICO has restricted its underwriting to Oklahoma municipalities. In 1995, NAICO began offering workers compensation in addition to the other coverages. In mid-1995, NAICO began insuring counties in Oklahoma for automobile and general liability, property and public officials liability.

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly called performance bonds, to secure the performance of contractors and suppliers on construction projects. Individual bonds generally do not exceed $4.0 million and work in progress for an individual contractor generally does not exceed $7.0 million. A substantial portion of this business is written in Oklahoma, Texas, New Mexico and California. NAICO also writes court bonds which guarantee that the principal will discharge obligations set by the court.

NONSTANDARD PRIVATE-PASSENGER AUTOMOBILE PROGRAM

     In late 1993, NAICO began writing nonstandard private-passenger automobile liability and automobile physical damage in Oklahoma. Policy limits for automobile liability are $10,000 each person and $20,000 each loss occurrence for bodily injury and $10,000 for property damage. During mid-1994, NAICO began writing a similar program in California and Arizona. California and Arizona policy limits are $15,000 each person and $30,000 each loss occurrence for bodily injury and $10,000 for property damage. The Arizona and California portions of the program are produced by an underwriting manager headquartered in California.

GROUP ACCIDENT AND HEALTH PROGRAM

     Effective January 1, 1996, NAICO began offering excess accident and health coverage for small to medium-sized employers that self-insure a portion of the risk. This business is generally written in Oklahoma and Texas.

VOLUNTARY AND INVOLUNTARY POOLS, ASSOCIATIONS AND ASSIGNED RISKS

     NAICO participates in various voluntary and involuntary insurance pools and associations ("Pools") covering workers compensation risks for insureds who were unable to purchase this coverage from an insurance company on a voluntary basis. In addition, NAICO receives direct assignments to write workers compensation for such insureds in lieu of participating in the Pools.

AGENCY AND BROKERAGE

     L&W is appointed by insurers to solicit applications for policies of insurance primarily in Oklahoma. L&W represents diverse personal and commercial lines insurance companies regarding property-casualty insurance. L&W also markets individual and group life, medical and disability income coverage. Major target classes of business are school districts, municipalities, counties, healthcare facilities, transportation companies, manufacturers, contractors and retailers. A large portion of certain classes of business produced by L&W is placed with NAICO.

     L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for high risk ventures. L&W places direct agency business as well as business from other agents with specialty insurance companies.

RISK MANAGEMENT SERVICES

     In October 1995, the Company purchased all of the capital stock of Network Administrators, Inc. ("Network"). Network is a Texas corporation based in Dallas, Texas and is a third-party administrator involved in structuring and administering partially self-insured group accident and health plans for employers.

     Since 1987, NAICO has offered risk management services on an unbundled basis to certain insurance customers. In 1995, NAICO and L&W began to offer unbundled risk management services and flexible risk transfer products using the trade name "Chandler Risk Services". Such products and services are offered by NAICO, L&W or other subsidiaries of the Company and include claim management, loss control and other risk management services.

UNDERWRITING AND CLAIMS

     Independent insurance agents submit applications for insurance coverage for prospective customers to NAICO and, for certain insurance programs, to underwriting managers. NAICO personnel and/or the underwriting managers review a prospective risk in accordance with specific underwriting guidelines set by NAICO. If the risk is approved and coverage is accepted by the insured, a NAICO insurance policy is issued.

     NAICO's largest unaffiliated independent insurance agent was responsible for producing $16.1 million, $11.0 million and $5.8 million of NAICO's direct written and assumed premiums for the standard property-casualty program during 1994, 1995 and 1996, respectively. Premiums receivable and currently due from this agent were $1.8 million and $934,000 at December 31, 1995 and 1996.

     The underwriting managers are independent contractors to NAICO and are compensated on a commission basis for their underwriting services. Each underwriting manager is responsible for all commissions payable to any independent insurance agent who produces the insurance business. In addition, the underwriting managers pay all salaries and expenses of personnel who perform and support the underwriting activities as well as other incidental expenses.

     NAICO's largest underwriting manager was responsible for underwriting $5.9 million, $11.5 million and $11.9 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program in 1994, 1995 and 1996, respectively. Premiums receivable and currently due from this underwriting manager were $690,000 and $596,000 at December 31, 1995 and 1996.

     The principal underwriting manager for NAICO's surety bond program was responsible for underwriting $14.7 million, $8.2 million and $1.0 million of NAICO's direct written and assumed premiums during 1994, 1995 and 1996, respectively. NAICO and this underwriting manager agreed to terminate the underwriting and production contract effective December 31, 1995. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     NAICO's claim department reviews and administers all claims. When a claim is received it is reviewed and assigned to an in-house claim adjuster based on the type and geographic location of the claim, its severity and the class of business. NAICO's claim department is responsible for reviewing each claim, obtaining necessary documentation and establishing loss and loss adjustment expense reserves. All claims are monitored by the in-house claims staff which handle or supervise the claims, coordinate with outside legal counsel and independent claims adjusters if necessary, and process the claims to conclusion.

REINSURANCE

     In the ordinary course of business, NAICO and NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a Cayman Islands company and a wholly owned subsidiary of the Company, cede insurance to their insurers and reinsurers under various reinsurance contracts that cover individual risks or entire classes of business. Reinsurance provides greater diversification of business written and also reduces NAICO's and NAICO Indemnity's exposure from high policy limits or from catastrophic events and hazards of an unusual nature. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

     NAICO has structured separate reinsurance programs for surety bonds, property, workers compensation, casualty (including automobile liability and physical damage, general liability, umbrella liability, and related professional liability) and group accident and health. Chandler Barbados reinsures NAICO for a portion of the risk on the surety bond, workers compensation and casualty reinsurance programs.

     Under the current workers compensation reinsurance program, the combined net retention for NAICO and Chandler Barbados is $1,000,000 of loss per occurrence. The combined net retention under the casualty reinsurance program is $500,000 of loss per occurrence. The combined net retention under the surety bond reinsurance program is $500,000 per bond or per principal (e.g. contractor). NAICO retains 30% of the first $500,000 of risk for each loss per location under its property reinsurance program. Under the group accident and health program, NAICO retains the first $50,000 in excess of the self-insured retention for each insured person, each policy, and the first $100,000 (or the first $250,000 for cases exceeding 400 covered employees) of losses in excess of the self-insured aggregate retention.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also reinsures on a facultative basis when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 and July 1 of each year. NAICO renewed all January 1 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs on April 1 and July 1.

     In formulating its reinsurance programs, NAICO considers numerous factors, including the financial stability of the reinsurer, its ability to provide sufficient collateral if required, coverage offered and price.

     The following table sets forth certain information related to NAICO and NAICO Indemnity's five largest reinsurers (excluding Chandler Barbados) by net reinsurance recoverables as of December 31, 1996:

                                         NET              CEDED          A.M.
                                     REINSURANCE       REINSURANCE     BEST CO.
NAME OF REINSURER                  RECOVERABLE (1)      PREMIUMS        RATING
--------------------------------   ---------------   ---------------   --------
                                              (Dollars in thousands)
National Union Fire Insurance
    Company of Pittsburgh(2)....   $      7,401      $       (109)       A++
Allstate Insurance Company......          2,108             3,718        A
Transamerica Occidental Life
    Insurance Company...........          1,600                 2        A+
Security Benefit Life
    Insurance Company...........          1,381                (9)       A+
CareAmerica Compensation and
    Liability Insurance Company.          1,258             2,959        A-
                                   ---------------   ---------------
    Top five reinsurers.........   $     13,748             6,561
                                   ===============   ===============
    All reinsurers..............   $     23,707      $     14,228
                                   ===============   ===============
Percentage of total represented
    by top five reinsurers......             58.0%             46.1%
--------------------------------

(1) Includes losses and loss adjustment expenses paid and outstanding, incurred but not reported reserves and unearned premium reserves recoverable from reinsurers as of December 31, 1996.

(2) National Union Fire Insurance Company of Pittsburgh, Pennsylvania assumed the reinsurance obligations of DuraRock Underwriters, Ltd. effective March 31, 1993. See Notes to Consolidated Financial Statements.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. During 1994, 1995 and 1996, NAICO charged to policy acquisition costs $474,000, $440,000 and $2.1 million, respectively, in uncollectible reinsurance recoverables from unaffiliated reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

LINES OF INSURANCE UNDERWRITTEN

     The following table shows the percentage of net premiums earned by line of insurance underwritten by the Company during the period indicated. The term "net premiums earned" means net premium written less the increases or plus the decreases in the unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                      1992     1993     1994     1995     1996
                                     ------   ------   ------   ------   ------
Workers compensation.................   39%      42%      48%      46%      48%
Automobile liability.................   24       16       17       19       20
Surety and fidelity..................   30       36       24       18       11
Other liability......................    5        4        6        8       10
Automobile physical damage...........    2        1        3        7        8
Property.............................    -        1        1        2        2
Inland marine........................    -        -        -        -        1
Accident and health..................    -        -        1        -        -
                                     ------   ------   ------   ------   ------
   TOTAL.............................  100%     100%     100%     100%     100%
                                     ======   ======   ======   ======   ======

PREMIUM TO SHAREHOLDERS' EQUITY RATIO

     The following table shows, for the periods indicated, the Company's ratio of net premiums written and assumed to total shareholders' equity:

                                      YEAR ENDED DECEMBER 31,
                     ----------------------------------------------------------
                        1992        1993        1994        1995        1996
                     ----------  ----------  ----------  ----------  ----------
                                        (Dollars in thousands)
Net premiums written
     and assumed.....$   85,062  $   83,700  $   83,634  $   84,640  $   93,715

Total shareholders'
     equity..........$   61,585  $   68,182  $   63,459  $   73,450  $   72,547

Ratio................ 1.38 to 1   1.23 to 1   1.32 to 1   1.15 to 1   1.29 to 1

     The ratio of net premiums written and assumed to shareholders' equity reflects the amount of insurance (or reinsurance) underwritten compared to the total shareholders' equity in the Company. The Company believes its ratio to be within industry standards as well as within the requirements of The Monetary Authority of the Cayman Islands and the Supervisor of Insurance of Barbados. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property-casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards.

LOSS AND UNDERWRITING EXPENSE RATIOS

     The combined loss and underwriting expense ratio is the traditional measure of underwriting experience for property-casualty insurance companies. It is the sum of the ratios of (i) incurred losses and loss adjustment expenses to net premiums earned ("loss ratio") and (ii) underwriting expenses to net premiums written and assumed ("underwriting expense ratio").

     The following table shows the underwriting experience of the Company for the periods indicated by line of insurance written. Adjustments to reserves made in subsequent periods are reflected in the year of adjustment. In the following table, incurred losses have been defined to include paid losses and loss adjustment expenses, net changes in case reserves for losses and loss adjustment expenses and net changes in reserves for incurred but not reported losses and loss adjustment expenses. See also "Reserves" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

                                                                        PAGE 6

                                            YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1992      1993      1994      1995      1996
                               --------  --------  --------  --------  --------
                                            (Dollars in thousands)
Workers compensation:
    Net premiums earned........$33,319   $32,675   $39,183   $37,066   $42,813
    Loss ratio.................     81%       74%       65%       62%       53%
Surety and fidelity:
    Net premiums earned........$25,594   $28,862   $19,950   $14,237   $10,123
    Loss ratio.................     43%       39%       51%       56%      (1)%
Automobile liability:
    Net premiums earned........$21,020   $12,727   $13,551   $15,498   $17,581
    Loss ratio.................    125%      104%      108%       74%       98%
Other liability:
    Net premiums earned........$ 3,913   $ 3,380   $ 4,759   $ 6,579   $ 8,656
    Loss ratio.................     78%       84%       63%       43%       60%
Automobile physical damage:
    Net premiums earned........$ 1,683   $   732   $ 2,342   $ 5,881   $ 6,788
    Loss ratio.................     36%       50%       64%       68%       74%
Inland marine:
    Net premiums earned........$   284   $    10   $    76   $   227   $ 1,294
    Loss ratio.................    113%    (945)%    (154)%       84%      115%
Property:
    Net premiums earned........$   581   $   530   $   982   $ 1,369   $ 1,467
    Loss ratio.................     55%       58%       80%       73%      114%
Accident and health:
    Net premiums earned........$     -   $   384   $   754   $   230   $   564
    Loss ratio.................      -%       83%       70%     (49)%       56%

Total:
    Net premiums earned........$86,394   $79,300   $81,597   $81,087   $89,286
    Loss ratio.................     79%       66%       69%       62%       60%
    Underwriting expense
        ratio (1)..............     34%       41%       34%       39%       46%
                               --------  --------  --------  --------  --------
    Combined loss and
        underwriting expense
        ratio (1)..............    113%      107%      103%      101%      106%
                               ========  ========  ========  ========  ========
-------------------------------

(1) Tender offer (1992) and litigation costs (1992 through 1996) are not considered underwriting expenses; therefore, such costs have been excluded from this ratio. The 1996 underwriting expense ratio was increased by 4 percentage points by a reinsurance arbitration adjustment and the termination of relations with the Company's former surety bond underwriting manager. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and unreported losses under their previously issued insurance policies and/or reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods necessarily involves subjective determinations by the personnel of the insurance company. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims. NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and Chandler Barbados and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for losses and loss adjustment expenses were approximately $2.5 million and $3.6 million at December 31, 1995 and 1996, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes to Consolidated Financial Statements.

     Chandler Barbados reports its reserves on the basis of United States generally accepted accounting principles ("U.S. GAAP"), which does not differ from the manner in which they are reported to The Monetary Authority of the Cayman Islands and the Supervisor of Insurance of Barbados. NAICO's statutory-based reserves do not differ from its U.S. GAAP reserves. Neither NAICO nor Chandler Barbados discounts its reserves for unpaid losses and loss adjustment expenses.

     Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical, repair expenses, costs of providing legal defense for policyholders, increased jury awards, and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     In 1992, NAICO discontinued its participation in Pools covering workers compensation risks and elected to participate in the residual market by receiving direct assignments to write these policies. In late 1993, NAICO began receiving policy assignments to write workers compensation for insureds who were unable to purchase this coverage from an insurance company on a voluntary basis. The consolidated financial statements reflect the reserves for unpaid losses and loss adjustment expenses and net premiums earned from these residual market direct assignments.

     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward between the time a claim arises and the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits described by state law and are estimated based on the same factors generally discussed above, with actuarial input, which may include, where state law permits, inflation adjustments for rising benefits over time.

     Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries, and the legal jurisdiction where the incident occurred.

     The following table sets forth a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses which are net of reinsurance deductions for the years indicated.

                                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                          1992         1993         1994         1995         1996
                                                       ----------   ----------   ----------   ----------   ----------
                                                                           (Dollars in thousands)
Net balance before provision for uncollectible
   reinsurance and reclassification of Pool
   liabilities at beginning of year (1)................$ 144,430    $ 119,963    $  98,871    $  86,512    $  70,006
                                                       ----------   ----------   ----------   ----------   ----------
Net losses and loss adjustment expenses incurred
   related to:
      Current year.....................................   52,079       47,265       54,753       50,975       53,314
      Prior years......................................   16,508        5,239        1,119         (432)          77
                                                       ----------   ----------   ----------   ----------   ----------
         Total.........................................   68,587       52,504       55,872       50,543       53,391
                                                       ----------   ----------   ----------   ----------   ----------
Net paid losses and loss adjustment expenses
   related to:
      Current year.....................................  (14,731)     (12,179)     (18,433)     (21,106)     (23,836)
      Prior year.......................................  (78,323)     (61,417)     (49,798)     (45,943)     (46,513)
                                                       ----------   ----------   ----------   ----------   ----------
         Total.........................................  (93,054)     (73,596)     (68,231)     (67,049)     (70,349)
                                                       ----------   ----------   ----------   ----------   ----------
Net balance before provision for uncollectible
   reinsurance and reclassification of Pool
   liabilities at end of year (1)......................  119,963       98,871       86,512       70,006       53,048
Reclassification of Pool liabilities (1)...............   18,875       15,694       11,382       11,382       11,382
Adjustments to reinsurance recoverables on unpaid
   losses for uncollectible reinsurance................        -          814          698          629          777
                                                       ----------   ----------   ----------   ----------   ----------
Net balance at end of year.............................$ 138,838    $ 115,379    $  98,592    $  82,017    $  65,207
                                                       ==========   ==========   ==========   ==========   ==========
-------------------------------------------------------

(1)  The reclassification of Pool liabilities represents the Company's proportionate share of unpaid losses resulting from NAICO's participation in various Pools.  Subsequent to December 31, 1994, changes in the estimate for and payments of Pool liabilities are included with changes in the estimate for and payments of all other claim liabilities.
     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes to Consolidated
     Financial Statements.

     The following table represents the development of net balance sheet reserves for 1987 through 1996. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the re-estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance for the last five years presented.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1991 for claims that occurred in 1988 will be included in the cumulative deficiency amount for years 1988, 1989, 1990 and 1991. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                     DEVELOPMENT OF RESERVES
                                                             AS OF DECEMBER 31,
                     -------------------------------------------------------------------------------------------------------------
                        1987       1988       1989       1990       1991       1992       1993       1994       1995       1996
                     ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                 (Dollars in thousands)
Net reserve for
  unpaid losses and
  loss adjustment
  expenses (1).......$   8,858  $  30,274  $  62,738  $ 125,348  $ 144,430  $ 119,963  $  99,685  $  98,592  $  82,017  $  65,207

Net paid (cumulative)
  as of
  One year later.....    5,626     15,070     35,715     67,898     78,323     61,417     49,798     45,943     46,513
  Two years later....    9,210     29,561     71,176    114,793    120,319     94,047     73,225     72,718
  Three years later..   12,723     44,893     89,987    136,134    144,900    109,885     90,909
  Four years later...   15,813     51,564     98,556    150,709    155,816    122,757
  Five years later...   16,928     53,771    104,545    155,589    165,357
  Six years later....   17,181     55,295    106,418    159,396
  Seven years later..   17,650     55,897    108,216
  Eight years later..   17,697     56,267
  Nine years later...   17,830

Net liability
  re-estimated
  as of (1)
  One year later.....   11,962     33,432     84,534    144,798    160,938    125,202    100,804     98,160     82,094
  Two years later....   13,681     41,558    100,219    156,986    163,100    127,557    101,467     96,279
  Three years later..   15,217     51,887    106,624    157,264    166,807    129,449    101,539
  Four years later...   17,151     54,935    107,097    160,961    167,935    129,958
  Five years later...   17,788     55,298    109,262    160,481    169,143
  Six years later....   17,584     55,914    108,652    160,736
  Seven years later..   17,877     56,084    108,635
  Eight years later..   17,857     56,278
  Nine years later...   17,938

Net cumulative
  (deficiency)
  redundancy.........$  (9,080) $ (26,004) $ (45,897) $ (35,388) $ (24,713) $  (9,995) $  (1,854) $   2,313  $     (77) $        -

Supplemental gross data:

  Gross liability after reclassification of Pools - end of year.............$ 225,610  $ 179,815  $ 156,060  $ 128,794  $  79,639
  Reclassification of Pool liabilities (1)..................................  (18,875)   (15,694)         -          -          -
  Gross liability before reclassification of Pools - end of year (1)........$ 206,735  $ 164,121  $ 156,060  $ 128,794  $  79,639
  Reinsurance recoverable...................................................   86,772     64,436     57,468     46,777     14,432
  Net liability - end of year (1)...........................................$ 119,963  $  99,685  $  98,592  $  82,107  $  65,207

  Gross re-estimated liability - latest (1).................................$ 208,889  $ 160,610  $ 151,406  $ 127,290
  Re-estimated recoverable - latest.........................................   78,931     59,071     55,127     45,196
  Net re-estimated liability - latest (1)...................................$ 129,958  $ 101,539  $  96,279  $  82,094
  Gross cumulative (deficiency) redundancy..................................$  (2,154) $   3,511  $   4,654  $   1,504
---------------------------------------------------------------------------------------

(1)  The December 31, 1993 and prior amounts do not include the reclassification of Pool liabilities.  See "MANAGEMENT'S
     DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".


TRUST ARRANGEMENTS AND SPECIAL DEPOSITS

     Under the reinsurance arrangements with NAICO, Chandler Barbados has entered into a trust arrangement and established a trust account in favor of NAICO into which investments are deposited. The amount required in the trust account is adjusted periodically to secure reserves for unpaid claims, unearned premiums, reserves for unpaid allocated loss adjustment expenses and reserves for incurred but not reported claims after giving effect for any reinsurance premiums receivable from NAICO. NAICO requires substantially the same trust arrangements or irrevocable letters of credit from all of its non-admitted reinsurers. This not only provides security to NAICO concerning such reinsurance obligations but also enables NAICO to take credit on its statutory financial statements for such reinsurance pursuant to state laws and regulations.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. NAICO has also deposited funds pursuant to a trust arrangement securing reinsurance obligations it has assumed from an unrelated primary carrier. For additional information see Notes to Consolidated Financial Statements.

INVESTMENTS

     Funds available for investment include the Company's present capital as well as premiums received and retained under insurance policies and reinsurance agreements issued by its subsidiaries. Until these funds are required to be used for the settlement of claims and the payment of operating expenses of the Company's subsidiaries, they are invested with the objective of generating income, preserving principal and maintaining liquidity.

     Fixed-maturity investments are purchased to support the investment strategies of the Company and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax
considerations, regulatory requirements and their mix of business.   At the time
of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

     Realized gains and losses on sales of securities are based on the specific certificate identification method and included in net investment income in the accompanying consolidated statements of operations.

     As of December 31, 1996, all of the investments of Chandler Barbados and of NAICO were in fixed-maturity investments (rated Aa3 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), certificates of deposit (insured by the Federal Deposit Insurance Corporation), interest-bearing money-market accounts and a collateralized repurchase agreement. Madison Scottsdale, L.C. is responsible for managing $19.4 million of Chandler Barbados' portfolio at December 31, 1996. The remainder is managed by the Investment Committee of the Company's Board of Directors. Approximately $52.7 million and $20.6 million of NAICO's investment portfolio at December 31, 1996 is managed by Madison Scottsdale, L.C. and Westwood Management Corporation, respectively. The remainder is managed by the Investment Committee of its Board of Directors. For additional information, see "Trust Arrangements and Special Deposits" and Notes to Consolidated Financial Statements.

EMPLOYEES AND ADMINISTRATION

     The Company and Chandler Barbados have no employees. Day-to-day management of the Company's operations and administrative affairs is performed in the Cayman Islands by Chandler Insurance Management, Ltd. ("CIM"), a wholly owned subsidiary of the Company. Day-to-day management of Chandler Barbados' operations and administrative affairs is performed in Barbados by Chandler Insurance Management (Barbados), Ltd. ("CIM Barbados"), a wholly owned subsidiary of the Company. Steven R. Butler, the Vice President-Administration of the Company and the President of Chandler Barbados, is the Financial Director of CIM and the Treasurer and a director of CIM Barbados.

     At December 31, 1996, the subsidiaries of the Company organized under the laws of the United States had approximately 361 full-time employees. The subsidiaries have generally enjoyed good relations with their employees.

REGULATION

     The Company and NAICO Indemnity hold Unrestricted Class "B" Insurer's Licenses under provisions of the Insurance Law (1995 Revision) as amended of the Cayman Islands (the "Cayman Insurance Law"). An insurance company that is issued a Class "B" Insurer's License in the Cayman Islands is limited to writing insurance risks in jurisdictions other than the Cayman Islands.

                                                                         PAGE 10
     The Company, NAICO Indemnity and CIM are regulated by The Monetary Authority in the Cayman Islands and must comply with the Cayman Insurance Law. The Monetary Authority has broad discretionary powers to regulate the operations of insurance companies in the Cayman Islands, including among other things the approval of shareholders that may own shares in such companies and the establishment of insurance ratio guidelines such as the ratio of net premium income to shareholders' equity. Such regulation is generally less restrictive than that of state insurance regulatory agencies in the United States.

     The Cayman Insurance Law requires a licensed insurer to provide annual audited financial statements. The Company, NAICO Indemnity and CIM prepare their financial statements in accordance with U.S. GAAP. The Monetary Authority is charged with the responsibility of ensuring that licensed insurers comply with the provisions of the law, are in a sound financial position and are carrying on business in a satisfactory manner.

     The Cayman Islands currently does not have restrictions or exchange controls applicable to the Company or NAICO Indemnity concerning the transfer of any funds into or out of the Cayman Islands.

     Under the Cayman Insurance Law, any change in the information supplied on the application for the license must receive the prior approval of The Monetary Authority. Therefore, licensed insurers must generally obtain prior approval of The Monetary Authority of changes in their shareholders or their shareholdings. The Company has, however, obtained an exemption from such approval for shareholders owning 5% or less of the issued common shares of the Company.

     Chandler Barbados is licensed as an "exempt insurance company" by the Barbados Minister of Finance pursuant to the Barbados Exempt Insurance Act, Chapter 308A. That statute requires the maintenance of a minimum level of capital, payment of applicable license fees, annual preparation and filing of audited financial statements, and establishes standards of solvency that must be maintained. Exempt insurance companies are exempted from the provisions of the Barbados Exchange Control Act. Chandler Barbados and CIM Barbados are subject to regulation by the Supervisor of Insurance in Barbados.

     Chandler Barbados and NAICO are subject to regulations which restrict their ability to pay dividends. The payment of cash dividends by Chandler Barbados is limited to its realized earned surplus and margin of solvency requirements.
The amount of cash dividends that NAICO may pay within any one year without the approval of the Nebraska Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year (statutory net income excluding realized capital gains from the second and third preceding years, less any dividends paid, may be carried forward) or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Chandler Barbados and NAICO (during ownership by the Company) have not paid any cash shareholder dividends.

     As a domestic primary insurance carrier licensed in 44 states and the District of Columbia, NAICO is subject to the Insurance Laws and regulations of the states in which it is licensed to do business. Such regulation is primarily for the benefit of policyholders rather than shareholders. While the extent of regulation varies from jurisdiction to jurisdiction, the applicable insurance laws generally provide supervisory agencies with broad administrative powers to grant and revoke licenses to transact business, license agents, approve policy forms and rates, and prescribe the contents and forms of financial statements and reports. These laws require the filing of detailed periodic reports with such supervisory agencies. All business records and accounts are subject to examination at any time by such state agencies. NAICO is examined by its domiciliary state agency at regular intervals.

     The activities of L&W related to insurance brokerage and agency services and claims administration services are subject to licensing and regulation by the jurisdictions in which it conducts such activities. In addition, most jurisdictions require that certain individuals engaging in brokerage and agency activities be personally licensed. As a result, a number of L&W's employees are so licensed.

TAXATION

     The following summary of certain United States and foreign taxes is based upon the Company's understanding of applicable tax law. The tax treatment of an investment in the Company's common shares may vary depending upon a shareholder's individual circumstances. Certain shareholders, such as foreign corporations, may be subject to special rules not discussed below.

     FOREIGN TAXES. The Company, Chandler Barbados and NAICO Indemnity are not obligated to pay any income or capital gains taxes in the Cayman Islands or Barbados. The Company is required to pay an annual fee based on its authorized capital, plus an annual license fee. Chandler Barbados is required to pay an annual license fee. The Company, NAICO Indemnity and Chandler Barbados have received tax concession guarantees from the Cayman Islands or Barbados, as applicable, for all taxes levied upon profits, income, gains and appreciation that are valid through September 30, 2003, March 10, 2012 and May 19, 2003, respectively.

     UNITED STATES EXCISE TAXES. Foreign insurance and reinsurance companies such as NAICO Indemnity and Chandler Barbados are subject to a 1% United States excise tax on reinsurance premiums received with respect to reinsured risks located in the United States and a 4% United States excise tax on direct premiums written and received with respect to insured risks located in the United States.

     UNITED STATES TAXATION OF SHAREHOLDERS. Under Section 951(b) of the Internal Revenue Code of 1986 as amended (the "Code"), any United States corporation, citizen, resident or other United States person who owns, directly or indirectly, or is considered to own (by application of the rules of constructive ownership set forth in Code Section 958(b), generally applying to family members, partnerships, estates, trusts or controlled corporations) 10% or more of the total combined voting power of all classes of voting stock of the Company will be considered a "United States shareholder" for United States income tax purposes. If such "United States shareholders" collectively own more than 25% of the value or combined voting power of all classes of the Company's stock for an uninterrupted period of 30 days or more during any taxable year, each "United States shareholder" will be required to include in his gross income his share of the Company's "subpart F insurance income," whether or not this income is distributed to him. The Company's "subpart F insurance income" would include, among other items, income derived from the reinsurance of risks located outside the Company's country of incorporation. In addition, if such "United States shareholders" collectively own more than 50% of the Company's stock for an uninterrupted period of 30 days or more during any taxable year, each "United States shareholder" will be required to include in gross income the Company's "other subpart F income" and amounts under Section 956, whether or not such income and amounts are distributed to him. The Company's Section 956 amounts would include certain amounts invested by the Company in U.S. property. The Company's "other subpart F income" would include most interest and other investment income and gains. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Possible Change in Control".

     Currently, M. J. Moroun, individually and through CenTra, Inc. ("CenTra") and their affiliates (the "Moroun Group"), beneficially owns roughly 50% of the outstanding voting stock of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Other Matters Regarding Beneficial Ownership". The Company is not aware of any other U.S. shareholders who currently own (directly or indirectly) 10% or more of the Company's stock. Assuming that the Moroun Group is considered to own the value and voting power of shares that it owns directly or indirectly, notwithstanding certain temporary restraints on their right to vote such stock, the Company will be treated as a controlled foreign corporation ("CFC"), at least with respect to its "subpart F insurance income", and possibly with respect to its "other subpart F income" and
Section 956 amounts, and the Moroun Group and any other "U.S. shareholders" may be subject to tax on the Company's "subpart F insurance income" and possibly also its "other subpart F income" and Section 956 amounts, in 1992 and subsequent periods.

     Under Section 953(c) of the Code, if U.S. persons indirectly own (i.e., through ownership of the Company) 25% or more of the total combined voting power of all classes of Chandler Barbados' stock entitled to vote or 25% or more of the total value of Chandler Barbados' stock, then each such person is required to include in his gross income a portion of any insurance income of Chandler Barbados attributable to a policy of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a related person to a shareholder in Chandler Barbados ("related person insurance income" or "RPII"). Under these rules, all U.S. persons who own stock in the Company (including Chandler's U.S. subsidiaries) would generally be required, subject to the exception discussed hereinafter, to include in their gross incomes a portion of the RPII received by Chandler Barbados from NAICO. However, related person insurance income of Chandler Barbados need not be included in the income of a U.S. person who is not a "United States shareholder," as defined above, if, at all times during Chandler Barbados' taxable year, less than 20% of the total combined voting power of all classes of stock of Chandler Barbados and less than 20% of the total value of Chandler Barbados is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by Chandler Barbados, or who are related persons to any such person.

     In connection with its examination of the Company's wholly owned subsidiary Chandler (U.S.A.), Inc.'s ("Chandler USA") 1992 Federal income tax return, the Internal Revenue Service (the "IRS") contended that Chandler Barbados did not qualify, for its 1992 and subsequent taxable years, for the exception to the inclusion of RPII for all U.S. persons who hold the Company's stock, because the Company owns more than 20% of the voting power and value of Chandler Barbados, and the Company is a related party to NAICO, which purchases reinsurance from Chandler Barbados. However, Chandler USA believed, and asserted to the IRS that U.S. persons who hold less than 5.5% of the stock of the Company should not be required to include any RPII of Chandler Barbados in their incomes. The IRS agreed with Chandler USA's position on this issue, and a formal closing agreement was executed in 1996.

     Under Section 956A, which was repealed effective January 1, 1997, if the Company or any foreign subsidiary is a CFC, each "United States shareholder" (as defined previously) of the Company or such foreign subsidiary will be required to include in his gross income an amount determined with respect to the Company's or the foreign subsidiary's "excess passive assets" for the taxable year. Generally, any amount of "passive assets" in excess of 25% of the Company's or a foreign subsidiary's total assets will be considered "excess passive assets." "Passive assets" are assets that produce, or are held for the production of, passive income (e.g., dividends, interest, rents, and royalties). "Passive income" does not include income "derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business and which would be subject to tax under Subchapter L (relating to insurance companies) if it were a domestic corporation." In addition, certain "look-through" rules treat a foreign corporation that owns (directly or indirectly) at least 25% by value of the stock of another corporation as if the foreign corporation held its proportionate share of the assets of the other corporation and received directly its proportionate share of the income of the other corporation. Management believes that no amount is includible in the income of a "United States shareholder" under Section 956A. However, there can be no assurance that the IRS will not successfully challenge this position.

     Under Section 552 of the Code, the Company or any foreign subsidiary may be classified as a foreign personal holding company ("FPHC") if (i) at least 60% (or in the case of any corporation that has been classified as an FPHC in a previous year, 50%) of its gross income for the taxable year is FPHC income and
(ii) at any time during the taxable year more than 50% of the total voting power or the total value of the stock of such company is owned (directly or indirectly) by or for not more than five individuals who are citizens or residents of the United States. FPHC income generally includes interest, royalties, annuities, gains from the sale or exchange of stock or securities and dividends, other than the non-FPHC portion of dividends. For purposes of determining a person's stock ownership, stock owned by a corporation will be considered to be owned proportionately by its shareholders. Hence, each ultimate individual owner of the Company will be treated as owning a portion of the stock of the Company determined by looking through all intermediate ownership entities. If the Company or any foreign subsidiary is classified as an FPHC by application of the above-stated rules, then each U.S. person owning stock in the Company or such foreign subsidiary will be required to include in his gross income, as a dividend, for the taxable year an amount equal to his share of the undistributed FPHC income of such corporation. Although management has concluded that the Company and its foreign subsidiaries satisfy the 50% ownership test, none of the foreign subsidiaries satisfy the 60% gross income test, and the Company did not receive any material income for its taxable years ending in 1994, 1995 and 1996.

     Under Section 542 of the Code, the Company and each of its subsidiaries may be classified as a personal holding company ("PHC"). A corporation will be classified as a PHC if (i) it is not an FPHC or a passive foreign investment company ("PFIC"); (ii) at least 60% of its adjusted ordinary gross income (as defined in Section 543) for the taxable year is PHC income; (e.g., dividends, interest, annuities, royalties and rents) and (iii) at any time during the last half of the taxable year more than 50% in value of its outstanding stock is owned (directly or indirectly) by or for not more than five individuals. In the case of an affiliated group filing or required to file a consolidated U.S. income tax return, the 60% test is generally applied to the affiliated group as a whole and no members of the affiliated group will be considered to satisfy the
60% test unless the affiliated group meets the 60% test.   If either the Company
or any of its subsidiaries is classified as a PHC, such PHC will be subject to a PHC tax equal to 39.6% of the undistributed PHC income. Based on the proportion of the gross income of the Company and each of its subsidiaries that consisted of PHC income, the Company's management believes that neither the Company nor any of its subsidiaries constituted a PHC for its taxable years ending in 1994, 1995 and 1996.

     UNITED STATES INCOME TAXATION OF THE COMPANY AND ITS SUBSIDIARIES.
Chandler Barbados is organized and endeavors to conduct its business from Barbados and not within the United States. Accordingly, Chandler Barbados does not presently file United States income tax returns. Pursuant to United States Treasury Regulations, Chandler Barbados has filed, and will continue to file, protective returns for its taxable years ending after July 31, 1990 indicating that it is not engaged in business in the United States and that even if it is so engaged it does not conduct such business through a permanent establishment in the United States so that, under the U.S.-Barbados Income Tax Treaty it is not subject to United States Federal income tax on its insurance income. However, since neither the Code, court decisions nor regulations definitively describe activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the IRS will not successfully contend that Chandler Barbados is engaged in a trade or business in the United States through a permanent establishment on the basis that the Company's affiliates or its shareholders, employees, officers or directors are agents of Chandler Barbados in the United States. If Chandler Barbados is deemed to be so engaged, it will be subject to United States income tax on its income that is effectively connected with the conduct of that trade or business. Such income tax, if imposed, would be computed on the effectively connected income in a manner comparable to the computation of income of a domestic insurance corporation, except that (i) Chandler Barbados may be subject to an additional "branch profits tax" on deemed dividend equivalents and interest payments, and
(ii) Chandler Barbados' applicable deductions and credits will be disallowed if it fails to file a return for its taxable years ended prior to July 31, 1990 or to timely file the protective United States income tax return described above for taxable years ended after July 31, 1990. Chandler Barbados has not filed a return for the taxable years ended prior to July 31, 1990.

     Regardless of whether Chandler Barbados is considered to be engaged in a trade or business in the United States, it is subject to United States income tax on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the United States as enumerated in Section 881(a) of the Code, including dividends and related party interest but generally excluding interest from unrelated parties. This tax is imposed on the gross amount of such income, generally at a fixed 30% rate but, in the case of dividends from Chandler USA to Chandler Barbados, at a 5% rate. The United States person responsible for payment of such items of income to Chandler Barbados is obligated to withhold this tax before payment is made to Chandler Barbados.

     NAICO is subject to tax on its taxable income under subchapter L of the Code. Reinsurance premiums paid by NAICO are generally deductible for this purpose. The IRS in Revenue Ruling 77-316 has taken the position that where a United States parent corporation and its domestic subsidiaries insure their risks with an offshore subsidiary, the premiums paid to the offshore corporation are not deductible by the United States corporation and, if paid by the United States subsidiaries, are constructive distributions to the United States parent. Certain court cases have supported the IRS's position that premiums paid by a parent to its subsidiary are not deductible. The IRS could argue that premiums paid to Chandler Barbados should not be deductible and that instead, to the extent of NAICO's earnings and profits, they should be characterized as dividends subject to a 5% withholding tax.

     The IRS has the authority under Section 482 of the Code to reallocate income, deductions and credits among related taxpayers. If the IRS were successfully to contend that a portion of the premiums paid by NAICO to Chandler Barbados exceeded an arm's length premium, such excess amount would probably be characterized as a distribution by Chandler USA to Chandler Barbados with the result that the United States consolidated group would not be permitted a deduction, and Chandler Barbados would be subject to a 5% withholding tax with respect to such excess amount.

     Any determination that Chandler Barbados was engaged in business in the United States, any disallowance of deductions for most or all of the reinsurance premiums paid by NAICO to Chandler Barbados or any substantial reallocation of income from Chandler Barbados to NAICO would cause substantially all of the Company's consolidated net income before income taxes to be subject to United States income tax with credit given for income and excise taxes previously paid.

     Between January 1, 1987 and March 31, 1988, the Company performed the reinsurance functions currently performed by Chandler Barbados. The above description of the potential United States income taxation of Chandler Barbados is equally applicable to the activities of the Company during that period, except that any U.S. withholding tax requirements would be at a rate of 30% rather than a 5% rate.

     On October 25, 1994 the IRS proposed increases in federal income tax and the imposition of federal withholding tax and penalties payable by Chandler USA for calendar years 1989 through 1992 in the approximate amount of $2.5 million plus interest. With the exception of the increase in Chandler USA's income for a proposed amount of subpart F income (see "United States Taxation of Shareholders") the remaining proposed increase in income tax arose from the disallowance of deductions for certain expenses (primarily litigation costs - see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") incurred by Chandler USA in calendar years 1991 and 1992, and the subsequent disallowance of a net operating loss carryback to calendar years 1989 through 1991. The proposed withholding tax assessment arose out of an assertion by the IRS that certain of the non-deductible expenses were incurred for the benefit of the Company, that they should be treated as a deemed distribution by Chandler USA to the Company, and as such should be subject to a 30% U.S. withholding tax. Chandler USA disagreed with the proposed adjustments and filed a written protest of the proposed adjustments on December 23, 1994.

     During the fourth quarter of 1995, after numerous discussions and preliminary consensus with the IRS, Chandler USA made a provision for possible assessments of additional taxes through 1992 and additional taxes attributable to amended returns for 1993 and 1994 in the amount of $536,000. During 1996, the IRS and Chandler USA executed a formal closing agreement, Chandler USA paid the taxes for the open tax years (1989 through 1994) and the IRS closed its examination.

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996. Chandler USA has been informed by the IRS that there are no proposed adjustments to tax liabilities; however, a formal report has not yet been issued.

ITEM 2.  PROPERTIES

     The Company's principal office is located on the 5th Floor, Anderson Square in Grand Cayman, Cayman Islands, B.W.I. Chandler Barbados' principal office is located in the Stevmar House, Rockley, Christ Church, Barbados. The Company and Chandler Barbados have no offices in the United States.

     The Company's United States-based subsidiaries own and occupy three office buildings with approximately 81,000 square feet of usable space at the home office in Chandler, Oklahoma. The Company's subsidiaries also lease approximately 15,000 square feet in the aggregate for its branch offices. The Company believes such space will suffice for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

RECENT DEVELOPMENTS

     The following events which recently occurred are significant and provide additional information that updates the description of the CenTra, Inc. ("CenTra") litigation included in this Form 10-K. In the accompanying 1996 consolidated financial statements of Chandler Insurance Company, Ltd. (the "Company" or "Chandler"), no provisions have been made for the potential effects, if any, of these subsequent events.

CenTra Litigation - Oklahoma

     As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma ( the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors (more fully described below). On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against National American Insurance Company ("NAICO") and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. The remaining issues were submitted to a jury.

     On April 9, 1997 the jury returned verdicts on all claims. One verdict against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another verdict was against both the Company and its affiliate Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both verdicts related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra on behalf of all shareholders, the jury found in CenTra's favor on only three. Certain officers were directed to repay bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft to the Company. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

     On other claims asserted by the CenTra Group, the jury found in favor of the Company and/or the individual defendants. The jury also found in favor of NAICO and its affiliate NAICO Indemnity (Cayman), Ltd. on their counterclaims for CenTra's failure to pay insurance premiums in the sum of $788,625 and further upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock as a result of purchases made by the CenTra Group in July 1992 as part of its efforts to acquire control of Chandler.

     The Company's legal counsel, management, and Board of Directors are reviewing the Court rulings and jury verdicts and considering whether to appeal. Several motions will likely be filed by all parties relating to the verdicts, interest, costs and attorney fees. In view of these matters, final rulings on such motions and the related ultimate judgments are not likely to occur until after May, 1997.

     Because the verdicts are so recent and the final judgments are not yet defined, the Company is unable to presently assess the ultimate outcome of these matters. In view of the amount awarded to CenTra and affiliates, the significant attorney fees incurred during the first quarter of 1997, estimated in excess of $1.7 million, and other unresolved matters such as collection of the awards and advancement of litigation expenses to certain Company defendants, unfavorable results regarding these issues would have a material adverse effect on the Company and negatively impact earnings in 1997.

CenTra Litigation - Nebraska

     As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra (more fully described below). On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares, representing approximately 45% of the outstanding stock. The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing will then be scheduled to consider the proposals. Neither the Company nor its affiliate, NAICO, have developed a final proposal at this time.

     On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held in security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries.

     CenTra has not indicated if it intends to appeal the orders of the Nebraska Court. Because of the uncertainty of whether CenTra will appeal the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

CENTRA LITIGATION -- GENERAL

     CenTra is a Detroit-based holding company primarily engaged in the trucking industry. Beginning in 1987, NAICO insured CenTra's automobile liability, general liability and workers compensation risks through reinsurance arrangements involving DuraRock Underwriters, Ltd. ("DuraRock"), a Barbados company and an affiliate of CenTra, its predecessor Can-Am Underwriters, Ltd. and Chandler Barbados. In addition to the insurance arrangements, CenTra and its affiliates have been significant shareholders in the Company (holding approximately 22.7% of the Company's common stock at July 1, 1992). See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT". Three present or former executive officers of CenTra, Norman E. Harned, Ronald W. Lech and M.
J. Moroun are directors of the Company. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT".

     Beginning in 1992, the relationships between the Company and CenTra deteriorated largely due to differences about the CenTra insurance program, CenTra's failure to make timely premium payments and CenTra's role in an anticipated management-led tender offer. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Tender Offer". In an apparent attempt to block the tender offer and seize control of the Company, CenTra began, on July 1, 1992, a series of common stock purchases and offers to purchase that would, over the following two weeks, place almost one-half the Company's common stock with CenTra and its affiliates. On July 1 and 2, 1992, CenTra made an offer to Chandler USA, an indirect subsidiary of the Company, to purchase 1,117,679 common shares. These common shares were either owned by Chandler USA (567,350 common shares) or pledged to a subsidiary and owned by Cactus Southwest Corp. (169,858 common shares) or the Universal Insurance Group (380,471 common shares). See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT". Chandler USA declined the offer. On July 2, 1992, NAICO and NAICO Indemnity cancelled the CenTra insurance policies for non-payment of premiums effective September 5, 1992. On July 2, 1992, CenTra made an offer to Cactus Southwest Corp. to purchase 169,858 common shares owned by it but pledged to the Chandler USA subsidiary to collateralize premiums receivable of $462,000 as of December 31, 1996. On July 7, 1992, the Nebraska Department of Insurance (the "Department") ordered CenTra to cease and desist purchases of the Company's common shares. On July 9, 1992, M.J. Moroun withdrew CenTra's prior offer to Cactus Southwest Corp. and offered to purchase the same common shares himself. At the same time, he began purchasing common shares in the open market. On July 10, 1992, the Department ordered CenTra and its affiliates and Messrs. M.J. Moroun, Harned and Lech to cease and desist purchases of the Company's common shares. On the same date, M.J. Moroun made an offer to the Universal Insurance Group to purchase 380,471 common shares owned by it but pledged to the Chandler USA subsidiary, and M.J. Moroun made further open market purchases. On July 11, 1992, M.J. Moroun paid $100,000 to the Universal Insurance Group for an irrevocable proxy and contracted with it for the purchase of its pledged common shares. On July 12, 1992, M.J. Moroun contracted with Cactus Southwest Corp. for the purchase of its pledged common shares. On July 13, 1992, further open market purchases were made in the name of Can-Am Investments, Ltd. ("Can-Am"), a not-yet-formed Bahamian affiliate of CenTra. Also on July 13, 1992, the District Court for Lancaster County, Nebraska entered a temporary restraining order against CenTra, Messrs. M.J. Moroun, Harned and Lech, John and Jane Doe, XYZ Corporation, and their affiliates known and unknown, prohibiting further purchases. On July 14 and 17, 1992, the brokerage house through which the open market purchases were made purportedly substituted Can-Am for M.J. Moroun as the purchaser on the July 9 and 10 sales confirmations. At some time after July 13, 1992, M.J. Moroun assigned his rights to purchase the pledged shares of the Universal Insurance Group and Cactus Southwest Corp. to Can-Am.

     Through the above transactions, CenTra and its affiliates acquired, or contracted to acquire, an additional 26.5% of the Company's common stock, bringing their total claimed stock ownership to 49.2%. The tender offer, which commenced on July 9, 1992 without knowledge of the open market purchases, was withdrawn on July 23, 1992. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for further information about the stock ownership of CenTra and its affiliates; see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Tender Offer" for further information about the tender offer. As these developments unfolded, CenTra or its affiliates or both initiated litigation in Oklahoma, Arkansas and Michigan, and an administrative proceeding in Nebraska, the domicile of NAICO. See "CenTra Litigation--Nebraska".

CENTRA LITIGATION -- OKLAHOMA

     On July 16, 1992, CenTra and Messrs. M.J. Moroun, Lech and Harned filed a lawsuit in the United States District Court for the Western District of Oklahoma against the Company, the other corporations participating in the tender offer, and various individuals including certain officers and employees of the Company and its subsidiaries and the remaining directors of the Company, except Mr. Paul Maestri. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Tender Offer". The lawsuit sought declaratory and injunctive relief to prevent the tender offer alleging breaches of fiduciary and other duties and violations of the federal securities laws. After the tender offer was withdrawn, the plaintiffs amended their complaint on August 5, 1992, alleging breaches of fiduciary and other duties by commencing the tender offer and violations of federal securities laws in the tender offer and in certain transactions since 1988. The Company and the other defendants denied any breaches of duty or violations of law and the Company has filed various counterclaims against CenTra and various affiliates alleging breaches of fiduciary duties and violations of federal securities laws in their attempts to seize control of the Company through the July 1992 stock purchases, and is seeking damages, costs and attorney fees. The Company has also asserted a counterclaim against M.J. Moroun, individually, based upon his alleged violation of Section 16(b) of the Securities Exchange Act of 1934 regarding "short swing" profits. The Company seeks damages of $458,313 plus interest, costs and attorney's fees. The claim is based upon the 1992 stock transactions described above.

     On January 6, 1993, the plaintiffs filed a second amended complaint (i) asserting violations of federal securities laws and a breach of contract claim in a 1988 stock purchase; (ii) asking the court to declare invalid and unenforceable a corporate resolution based on Article XI of the Company's Articles of Association (prohibiting certain business combinations) that prohibits Can-Am and its affiliates (including CenTra) from voting their shares of the Company's common stock; and (iii) asserting 13 derivative claims for fiduciary misconduct, unjust enrichment, fraud and/or breach of contract in the tender offer, for management bonuses in 1988 and 1989, in the Company's purchase of three management-related agencies in 1988, and for assorted improper personal benefits. All of these derivative claims seek unspecified damages, restitution and/or injunctive relief on behalf of the Company, including punitive damages, attorneys' fees and costs. In 1994 the plaintiffs made a request to file a third amended complaint. The Court denied that request.

     A three member committee ("Special Committee"), who are on the board of directors of NAICO and are not named in the lawsuits, has investigated the derivative claims. The Special Committee concluded the Company should take no action against the individual defendants regarding the claims relating to the tender offer, the management bonuses and the agency purchases. As to the allegedly improper personal benefits, the Special Committee found that some were ordinary and necessary business expenses while others were not. The Special Committee recommended that the recipients reimburse the Company or the affected subsidiaries for all improper personal benefits, the full value of which was $135,000. The respective Boards of Directors of the Company and the affected subsidiaries accepted the report and recommendations of the Special Committee and retained special legal counsel to implement the recommendations of the Special Committee. Messrs. M.J. Moroun, Lech and Harned dissented. The Special Committee's recommendations have been implemented and the reimbursement has been made, but CenTra continues to prosecute its derivative claims. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     The Company intends to defend vigorously the claims asserted by plaintiffs. The Company will prosecute its counterclaims. The individual officers, directors and/or employees, who are represented by separate counsel in this case, have also disputed plaintiffs' allegations of wrongful conduct. Trial began on February 13, 1997.

     On July 20, 1992, CenTra sued NAICO in the Circuit Court of Macomb County, Michigan alleging that NAICO and certain officers and directors wrongfully cancelled insurance policies issued to CenTra. CenTra claims that the cancellation was retaliation for CenTra's decision not to participate in the tender offer, requests that the policies be reinstated, and seeks monetary damages for the wrongful cancellation. It appears that the amount sought is $20 million. The case was removed to the U.S. District Court for the Eastern District of Michigan. NAICO replied that the cancellation was proper based on CenTra's continuing failure to pay premiums. After two extensions of the cancellation date, the policies were cancelled effective on September 5, 1992 after CenTra acquired replacement insurance. On August 26, 1992, CenTra deposited $700,000 with the court clerk under court order as security for premiums due under the NAICO policies. On October 13, 1992, the court granted defendants' motion to transfer this action to the U.S. District Court for the Western District of Oklahoma. On January 27, 1993, plaintiff filed an application in the Court of Appeals for the Sixth Circuit contending that the district court abused its discretion by transferring the case to Oklahoma. The application was denied. CenTra then filed a motion in the U.S. District Court in Oklahoma to transfer the case to Michigan. The U.S. District Court in Oklahoma has retained jurisdiction of the case. NAICO has filed a claim seeking payment of the unpaid premiums and contends that the cancellations were proper and denies that CenTra suffered any damages as a result of the cancellations, or any action taken by NAICO associated with the cancellations. Trial began on February 13, 1997.

CENTRA LITIGATION -- NEBRASKA

     ADMINISTRATIVE. NAICO, which is domiciled in Nebraska, is regulated by the Nebraska Department of Insurance (the "Department"). The Department requires a Form A application from anyone seeking to acquire control, directly or indirectly, of an insurance company regulated by the Department. CenTra, Can-Am and their affiliates filed a Form A application with the Department to which the Company and certain of its affiliates objected. On October 28, 1992, the Department denied CenTra's Form A application. The Department found that (i) the financial condition of the CenTra group might jeopardize the financial stability of NAICO or prejudice the interests of policyholders; (ii) the competence, experience and integrity of the CenTra group is such that it would not be in the best interests of policyholders or NAICO or the public for the CenTra group to control NAICO; and (iii) the acquisition is likely to be hazardous or prejudicial to the public.

     The CenTra group appealed the Department's order to the Lancaster County District Court for the State of Nebraska ("District Court"). The District Court affirmed the Department's order on September 21, 1993. On December 1, 1995 the Nebraska Supreme Court affirmed the Department and the District Court decisions. On May 13, 1996 the U.S. Supreme Court denied the CenTra group's Petition for Writ of Certiorari, thereby declining to review the decision of the Nebraska Supreme Court.

     NEBRASKA COURT ACTION. In the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the Company's 1995 third quarter report on Form 10-Q, the Company reported on an action pending in the U.S. District Court for the District of Nebraska. That action was dismissed by the court on October 4, 1995.

     On October 6, 1995 Agnes Anne Moroun purported to acquire 1,441,000 shares of the voting stock of the Company (the "Shares") from Can-Am Investments, Ltd., an affiliate of three of the Company's directors, M.J. Moroun, Norman E. Harned, and Ronald W. Lech. In response to that action, NAICO filed an action on October 11, 1995 in the District Court seeking an order sequestering the Shares based upon alleged violations of the Nebraska Holding Company Systems Act and orders of the Nebraska Department of Insurance. NAICO also sought a temporary order enjoining further transfers of the Shares and an order requiring the custodian of the Shares, Dean Witter, to tender them to the court. Agnes Anne Moroun, M.J. Moroun, Norman E. Harned, and others removed the action to the U.S. District Court for the District of Nebraska on October 17, 1995, the day prior to the scheduled hearing on NAICO's application for temporary relief. The Nebraska Department of Insurance intervened on that same date requesting relief substantially similar to that requested by NAICO. Nevertheless, the Honorable Warren K. Urbom conducted a hearing on October 18, 1995 and on October 30, 1995 granted the relief requested by NAICO. On October 31, 1995 the order was amended and was extended to 700 shares held by Can-Am Investments, Ltd. and was extended to include the CenTra Group's claim to rights to acquire stock. Dean Witter was directed to cause share certificates to be issued and delivered to the Clerk of the U.S. District Court for the District of Nebraska. On November 8, 1995 the share certificates were issued listing Can-Am Investments, Ltd. as the shareholder of 1,441,700 shares pursuant to the order of the court. On November 2, 1995, Agnes Anne Moroun and the other defendants filed responsive pleadings and counterclaims against NAICO and the Director of Insurance of the State of Nebraska ("Insurance Director"). The counterclaims seek declaratory relief confirming the validity of the purported October 6, 1995 transfer of the Shares and that the Insurance Director and the courts of the State of Nebraska are without authority to sequester the Shares. The counterclaims also seek a judgment determining that NAICO's current management controls the Company without the approval of the Insurance Director and incidental relief. On July 26, 1996, the court ruled in favor of NAICO on a portion of the motion and has the remainder under consideration.

     On October 16, 1996, Chandler Voting Stock Trust filed with the Department a Form A application seeking to transfer ownership of stock in the possession of the Nebraska District Court to a proposed trust. The applicant purports to be a trust which, subject to Department approval, would acquire under a trust agreement with Can-Am Investments, Ltd., CenTra, Inc. and Ammex, all of their shares of Chandler stock. The trustees of the trust are five individuals, Jay Eric Lundby, Joseph Lughes, Sr., Donald J. Ford, George B. Flannigan and Michael
E. Eck. On December 16, 1996, the Department entered an order dismissing the Form A application concluding it had no jurisdiction in view of the stock held by the Nebraska District Court. The applicants have appealed this order to the Lancaster County District Court of the State of Nebraska. The CenTra group has filed a motion to intervene in that proceeding. The appeal remains pending and no briefs or dispositive rulings have been filed in this case.

OTHER LITIGATION

     On September 14, 1992, shareholder Diane Semon filed an action in the District Court of Dallas County, Texas, against the Company and certain of its directors and officers alleging breach of fiduciary duties and waste of corporate assets in connection with the termination of the previously discussed tender offer. Plaintiff had filed the action as a derivative claim on behalf of the Company to recover $1.2 million incurred in connection with the tender offer. Although the defendant directors and officers named are different than those named in the CenTra derivative claims, the claim is substantially similar to a claim asserted by the CenTra plaintiffs as one of their derivative claims. See "CenTra Litigation - Oklahoma". The complaint asks for declaratory, injunctive, and monetary relief. The case was removed to the United States District Court for the Northern District of Texas and was later transferred to the U.S. District Court for the Western District of Oklahoma. On February 10, 1997, plaintiff filed a voluntary dismissal of her claim in this case.

     In the Company's report on Form 10-Q for the period ended June 30, 1996 the Company reported facts regarding a dispute with Midwest Indemnity Corporation ("Midwest"), a surety bond producer with whom NAICO terminated a contractual relationship effective as of December 31, 1995. That dispute and the associated litigation was resolved. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes to Consolidated Financial Statements.

     At the present time the Company is actively participating in court proceedings, possible discovery actions and rights of appeal concerning these various legal proceedings; therefore, the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations. However, due to the CenTra trial which began in February 1997, significant legal expenses were incurred in the fourth quarter of 1996 and are also anticipated in the first quarter of 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes to Consolidated Financial Statements.

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Due to the uncertainties created by the 1992 CenTra stock purchases and related regulatory uncertainties, it is uncertain whether a shareholders meeting will be held during 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     See "BUSINESS - Recent Developments" for matters relevant to this Item.

MARKET

     The common shares of the Company trade on the Nasdaq Stock Market under the symbol: CHANF.

     The following table sets forth the quarterly high and low closing sales prices of the Company's common shares, as reported by the Nasdaq Stock Market, since January 1, 1995.

                               1996              1995
                          ---------------   ---------------
                           HIGH     LOW      HIGH     LOW
                          ------   ------   ------   ------
First Quarter..........   $ 6.63   $ 6.00   $ 5.13   $ 4.75
Second Quarter.........     6.75     6.00     5.25     4.63
Third Quarter..........     6.50     6.00     5.88     5.00
Fourth Quarter.........     6.06     5.50     6.75     5.63

     The closing market price of the common shares on the Nasdaq Stock Market on April 11, 1997 was $4.63 per share.

SHAREHOLDERS

     As of March 31, 1997, there were 170 shareholders of record and approximately 365 beneficial holders of the Company's common shares, and the number of common shares issued was 6,941,708 shares.

     The provisions of Article XI of the Company's Articles of Association, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more of the common shares (and its affiliates and associates) if the Continuing Directors deny approval. In addition to the regulatory oversight of NAICO by the Nebraska Department of Insurance, the Company is also subject to regulation under the Nebraska Insurance Holding Company Systems Act (the "Holding Company Act"). In addition to various reporting requirements imposed on the Company, the Holding Company Act requires any person who seeks to acquire or exercise control over NAICO (which is presumed to exist if any person owns 10% or more of the Company's outstanding voting stock) to file certain applications with the Nebraska Department of Insurance regarding their proposed ownership of such shares.

DIVIDENDS

     The Company has never paid cash dividends on its common shares, and its current policy is to retain earnings to support its insurance operations. As a holding company, the Company depends primarily on share issuances, borrowings and dividends from its subsidiaries for its cash flow requirements. Any payment of future dividends will be dependent upon earnings of the Company's subsidiaries and their ability to pay shareholder dividends therefrom, financial requirements of the Company and its subsidiaries, business outlook, and other relevant factors.

     Chandler Barbados and NAICO are subject to regulations which restrict their ability to pay shareholder dividends. The payment of cash dividends by Chandler Barbados is limited to its realized earned surplus and margin of solvency requirements. The amount of cash shareholder dividends that NAICO may pay within any one year without the approval of the Nebraska Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year (statutory net income excluding realized capital gains from the second and third preceding years, less any dividends paid, may be carried forward) or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Chandler Barbados and NAICO (during ownership by the Company) have not paid any cash shareholder dividends. See Notes to Consolidated Financial Statements and "BUSINESS--Regulation".

FOREIGN ISSUER

     The Cayman Islands currently does not have any restrictions or exchange controls on the transfer of funds into and out of the Cayman Islands. Chandler Barbados is licensed as an "exempt insurance company", and Barbados currently does not have any restrictions or exchange controls for exempt insurance companies on the transfer of funds out of Barbados. If in the future the Company's assets are invested in foreign securities or held in currencies other than United States dollars, the Company will be subject to a risk of currency fluctuations and devaluations. See "BUSINESS--Regulation".

     All or a substantial portion of the Company's assets are or may be located outside the United States. As a result, it may be difficult to obtain jurisdiction over or to enforce judgments against the Company in any legal proceeding by the Company's shareholders. Certain remedies available under United States securities laws may not be allowed in a Cayman Islands or Barbados court as a violation of their public policy.

     The operations of the Company and Chandler Barbados will be conducted in the Cayman Islands and Barbados, respectively, and may, therefore, be affected by changes in those governments and other economic and political conditions.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of the Company and subsidiaries, which appear in Item 14(a). The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, have been audited by Deloitte & Touche, independent auditors. The selected financial data should be read in conjunction with "LEGAL PROCEEDINGS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of the Company and the notes thereto appearing in Item 14(a). See Notes to Consolidated Financial Statements for various litigation and contingency matters.

                                            YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1992      1993      1994      1995      1996
                               --------  --------  --------  --------  --------
                                         (Amounts in thousands except
                                        per share data and percentages)
OPERATING DATA
Revenues
    Net premiums earned........$ 86,394  $ 79,300  $ 81,597  $ 81,087  $ 89,286
    Net investment income......  15,147    12,087     8,675     8,053     7,339
    Commissions, fees and
      other income.............   1,784     3,234     2,861     3,095     3,620
Total revenues................. 103,325    94,621    93,133    92,235   100,245
Operating expenses
    Losses and loss
      adjustment expenses......  68,587    52,504    55,872    50,543    53,391
    Policy acquisition costs...  19,850    25,742    20,372    23,995    32,123
    General and administrative
      expenses.................  10,759    11,656    12,651    12,822    14,184
    Tender offer and
      litigation, net..........   3,682     2,051     1,921       285      (108)
Total operating expenses....... 102,878    91,953    90,816    87,645    99,590
Income before income taxes.....     447     2,668     2,317     4,590       655
Net income.....................   1,669     3,698     2,474     3,778       972
Net income per share...........$   0.24  $   0.53  $   0.36  $   0.54  $   0.14
Weighted average common
    shares outstanding.........   6,942     6,942     6,942     6,942     6,942
Combined loss and underwriting
    expense ratio (1)..........    113%      107%      103%      101%      106%
BALANCE SHEET DATA
Cash and investments...........$159,036  $146,022  $124,501  $122,561  $119,136
Total assets (2)............... 324,403   286,447   261,364   246,949   206,827
Unpaid losses and loss
    adjustment expenses (2)(3). 225,610   179,815   156,060   128,794    79,639
Notes payable..................       -         -         -       300     4,391
Subordinated debentures........     880         -         -         -         -
Total liabilities (2)(3)....... 261,892   218,265   197,905   173,499   134,280
Stock subject to put option....     926         -         -         -         -
Stock held by subsidiary,
    at cost....................  (2,148)   (2,148)   (2,148)   (2,148)        -
Shareholders' equity...........  61,585    68,182    63,459    73,450    72,547
Book value per share...........    8.87      9.82      9.14     10.58     10.45
-------------------------------

(1) Tender offer (1992) and litigation costs (1992 through 1996) are not considered underwriting expenses; therefore, such costs have been excluded from this ratio. The 1996 underwriting expense ratio was increased by 4 percentage points by a reinsurance arbitration adjustment and the termination of relations with the Company's former surety bond underwriting manager. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

(2) The Company adopted Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" on January 1, 1993. The year 1992 was restated in accordance with this Statement (see Notes to Consolidated Financial Statements).

(3) For the years prior to 1994, the Company reclassified the liability NAICO assumes as a result of participating in various Pools from accrued taxes and other payables to unpaid losses and loss adjustment expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     The following events which recently occurred are significant and provide additional information that updates the description of the CenTra, Inc. ("CenTra") litigation included in this Form 10-K. In the accompanying 1996 consolidated financial statements of Chandler Insurance Company, Ltd. (the "Company" or "Chandler"), no provisions have been made for the potential effects, if any, of these subsequent events.

CenTra Litigation - Oklahoma

     As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma ( the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors (more fully described in "Item 3. LEGAL PROCEEDINGS"). On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against National American Insurance Company ("NAICO") and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. The remaining issues were submitted to a jury.

     On April 9, 1997 the jury returned verdicts on all claims. One verdict against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another verdict was against both the Company and its affiliate Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both verdicts related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra on behalf of all shareholders, the jury found in CenTra's favor on only three. Certain officers were directed to repay bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft to the Company. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

     On other claims asserted by the CenTra Group, the jury found in favor of the Company and/or the individual defendants. The jury also found in favor of NAICO and its affiliate NAICO Indemnity (Cayman), Ltd. on their counterclaims for CenTra's failure to pay insurance premiums in the sum of $788,625 and further upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock as a result of purchases made by the CenTra Group in July 1992 as part of its efforts to acquire control of Chandler.

     The Company's legal counsel, management, and Board of Directors are reviewing the Court rulings and jury verdicts and considering whether to appeal. Several motions will likely be filed by all parties relating to the verdicts, interest, costs and attorney fees. In view of these matters, final rulings on such motions and the related ultimate judgments are not likely to occur until after May, 1997.

     Because the verdicts are so recent and the final judgments are not yet defined, the Company is unable to presently assess the ultimate outcome of these matters. In view of the amount awarded to CenTra and affiliates, the significant attorney fees incurred during the first quarter of 1997, estimated in excess of $1.7 million, and other unresolved matters such as collection of the awards and advancement of litigation expenses to certain Company defendants, unfavorable results regarding these issues would have a material adverse effect on the Company and negatively impact earnings in 1997.

CenTra Litigation - Nebraska

     As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. See "Item 3. LEGAL PROCEEDINGS" for a description of this matter. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares, representing approximately 45% of the outstanding stock. The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing will then be scheduled to consider the proposals. Neither the Company nor its affiliate, NAICO, have developed a final proposal at this time.

     On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held in security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries.

     CenTra has not indicated if it intends to appeal the orders of the Nebraska Court. Because of the uncertainty of whether CenTra will appeal the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

GENERAL

     [References to the "Company" which follow within this Item 7 refer to the Company and its subsidiaries on a consolidated basis unless otherwise indicated.]

     The long-term success of an insurance company depends on its ability to carve out markets and maintain a competitive advantage in those markets. Many factors determine the profitability of an insurance company including rate competition; the frequency and severity of claims; the cost, availability and collectibility of reinsurance; interest rates; inflation; general business conditions; jury awards, court decisions and legislation expanding the extent of coverage and the amount of compensation due for injuries and losses.

COMPETITION

     The property-casualty insurance industry is very competitive. Insurers compete on the basis of marketing effort, product, price, service and financial strength. The Company's competitors range from smaller regional independent insurance companies to major worldwide insurance companies.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus", the lines of business written, the types of risk insured and its profitability. For the past three years the industry has generally had excess underwriting capacity and premium rates have generally been depressed as a result of the increasing competition that generally occurs when excess underwriting capacity exists.

     In general, premium rates for most lines of business remain relatively soft at this time. Management does not foresee any material increases in premium rates for these lines unless the underwriting capacity of the industry declines by virtue of a decrease in surplus. Continued underwriting losses, catastrophic losses, uncollectible reinsurance recoverables, reduced availability of reinsurance, higher reinsurance costs and investment portfolio writedowns would likely contribute to any decrease in the underwriting capacity of any insurer or the industry as a whole. Underwriting results for workers compensation have improved in several states in recent years primarily as a result of premium rate increases and/or legislative reform. Because of these factors, the Company had increased competition for workers compensation business in 1996 and expects such competition will continue in the future.

CLAIM COSTS AND LOSS RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and unreported losses under their previously issued insurance policies and/or reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods necessarily involves subjective determinations by the personnel of the insurance company. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims. NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and Chandler Barbados and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. See Notes to Consolidated Financial Statements.

     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward between the time a claim arises and the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits described by state law and are estimated based on the same factors generally discussed above, with actuarial input, which may include, where state law permits, inflation adjustments for rising benefits over time.

     Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries, and the legal jurisdiction where the incident occurred.

     The Company's subsidiaries report their reserves on the basis of U.S. GAAP. NAICO's statutory-based reserves do not differ from its U.S. GAAP reserves. Neither NAICO nor Chandler Barbados discounts its reserves for unpaid losses and loss adjustment expenses.

     Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical, repair expenses, costs of providing legal defense for policyholders, increased jury awards, and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold.

     NAICO does not ordinarily insure against environmental matters as that term is commonly used. However, in some cases, regulatory filings made on behalf of an insured can make NAICO directly liable to the regulatory authority for property damage which could include environmental pollution. In those cases NAICO ordinarily has recourse against the insured or the surety bond principal for amounts paid. NAICO has insured certain trucking companies and pest control operators who are required to provide proof of insurance which in some cases assures payment for clean-up and restoration of damage resulting from sudden and accidental release or discharge of contaminants or other substances which may be classified as pollutants. NAICO also provides surety bonds for construction contractors who use or have control of such substances and for contractors who remove and dispose of asbestos as a part of their contractual obligations.
NAICO also insures independent oil and gas producers who may purchase coverage for the escape of oil, saltwater, or other substances which may be harmful to persons or property, but may not generally be classified as pollutants.
Chandler Barbados reinsures a portion of those risks. The Company maintains claims records which segregate this type of risk for the purpose of evaluating environmental risk exposure. Based upon the nature of such lines of business with insureds of the Company, and current data regarding the limited severity and infrequency of such matters, it appears that potential environmental risks are not a significant portion of claims reserves and therefore would not likely have a material impact, if any, on the financial condition of the Company.

     As a part of a settlement of certain litigation with CenTra (see Notes to Consolidated Financial Statements), National Union agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Since that date NAICO and NAICO Indemnity had been unable to obtain loss information which would allow adjustments to be made to the reinsurance recoverables on unpaid losses, and to the liabilities for unpaid losses and loss adjustment expenses of approximately $32.1 million as previously presented in the consolidated balance sheets. In the fourth quarter of 1996 NAICO and NAICO Indemnity obtained this information and reduced the previous amount of $32.1 million to $7.4 million. The effect of this change on the Company's 1996 consolidated results of operations was not significant.

REGULATION

     Over the last three years there has been an increased level of state and federal legislative and executive proposals which could have significant long-term effects on the insurance industry. This attention has applied both to U.S. domiciled companies concerning the manner in which they operate and to foreign reinsurance companies that reinsure U.S. insurance companies. These proposals and initiatives have included risk-based capital, funding of superfund liabilities, and healthcare reform. As a result, it is possible that additional regulations could be enacted in the future that could directly or indirectly affect the manner in which the Company's insurance and reinsurance subsidiaries do business.

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property-casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards.

ECONOMIC CONDITIONS

     The impact on the Company of a recession would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Many of NAICO's insurance products are concentrated in the Southwest and Midwest areas of the U.S. An economic downturn in these regions could have a significant impact on the Company. A recession might also cause defaults on fixed-income securities. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

     Periods of inflation have varying effects on the Company's subsidiaries as well as other companies in the insurance industry. Inflation contributes to higher claims and related costs and operating costs as well as higher interest rates which generally provide for potentially higher interest rates on investable cash flow and decreases in the market value of existing fixed-income securities. Premium rates and commissions, however, are not significantly affected by inflation since competitive forces generally control such rates. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates. The effect of inflation on the operations of the Company was not significant during the period from 1994 through 1996.

ANALYSIS OF INSURANCE PROGRAM RESULTS OF OPERATIONS

     The following tables summarize the net premiums earned and the financial year (losses incurred and recognized by the Company regardless of the year in which the claim occurred) and accident year (losses incurred by the Company for a particular year regardless of the period in which the Company recognizes the costs) loss and loss adjustment expense ("LAE") ratios (computed by dividing losses and loss adjustment expenses by net premiums earned) in each of the three years ended December 31, 1996. The first table is summarized by major insurance program and includes all lines of insurance written in each program. The second table is summarized by line of insurance written and includes all net premiums earned and net losses and loss adjustment expenses incurred from all insurance programs for that particular line:

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
INSURANCE PROGRAM                                   1994       1995       1996
-----------------------------------------------   --------   --------   --------
                                                       (Dollars in thousands)
STANDARD PROPERTY-CASUALTY
  Net premiums earned..........................   $ 23,180   $ 29,588   $ 38,330
  Financial year loss & LAE ratio..............      50.2%      60.1%      59.0%
  Accident year loss & LAE ratio...............      67.8%      58.6%      58.0%

NONSTANDARD PRIVATE-PASSENGER AUTOMOBILE
  Net premiums earned..........................   $  4,122   $ 15,234   $ 16,595
  Financial year loss & LAE ratio..............      88.0%      83.2%      86.2%
  Accident year loss & LAE ratio...............      93.8%      87.3%      81.3%

POLITICAL SUBDIVISIONS
  Net premiums earned..........................   $ 11,242   $ 12,472   $ 14,017
  Financial year loss & LAE ratio..............      61.4%      61.1%      57.6%
  Accident year loss & LAE ratio...............      56.7%      61.7%      61.9%

SURETY BONDS
  Net premiums earned..........................   $ 19,940   $ 14,162   $ 10,020
  Financial year loss & LAE ratio..............      50.8%      56.1%     (0.7)%
  Accident year loss & LAE ratio...............      57.1%      47.7%      34.1%

TRANSPORTATION
  Net premiums earned..........................   $ 14,771   $  3,098   $  1,152
  Financial year loss & LAE ratio..............     125.7%     (2.3)%     338.4%
  Accident year loss & LAE ratio...............      65.0%     100.5%      92.2%

OTHER
  Net premiums earned..........................   $  8,342   $  6,533   $  9,172
  Financial year loss & LAE ratio..............      53.9%      58.8%      49.6%
  Accident year loss & LAE ratio...............      57.2%      72.2%      48.4%

TOTAL
  Net premiums earned..........................   $ 81,597   $ 81,087   $ 89,286
  Financial year loss & LAE ratio..............      68.5%      62.3%      59.8%
  Accident year loss & LAE ratio...............      63.4%      65.3%      59.7%

LINE OF INSURANCE
-----------------------------------------------
WORKERS COMPENSATION
  Net premiums earned..........................   $ 39,183   $ 37,066   $ 42,813
  Financial year loss & LAE ratio..............      64.8%      62.2%      53.1%
  Accident year loss & LAE ratio...............      62.7%      59.7%      56.2%

AUTOMOBILE LIABILITY
  Net premiums earned..........................   $ 13,551   $ 15,498   $ 17,581
  Financial year loss & LAE ratio..............     108.0%      74.3%      97.6%
  Accident year loss & LAE ratio...............      78.1%      96.6%      76.7%

SURETY AND FIDELITY BONDS
  Net premiums earned..........................   $ 19,950   $ 14,237   $ 10,123
  Financial year loss & LAE ratio..............      50.7%      56.1%     (0.6)%
  Accident year loss & LAE ratio...............      57.0%      47.5%      33.9%

OTHER LIABILITY
  Net premiums earned..........................   $  4,759   $  6,579   $  8,656
  Financial year loss & LAE ratio..............      62.5%      42.9%      59.9%
  Accident year loss & LAE ratio...............      62.4%      49.7%      45.0%

AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned..........................   $  2,342   $  5,881   $  6,788
  Financial year loss & LAE ratio..............      64.4%      68.3%      73.6%
  Accident year loss & LAE ratio...............      55.8%      72.9%      75.3%

PROPERTY
  Net premiums earned..........................   $    982   $  1,369   $  1,467
  Financial year loss & LAE ratio..............      79.5%      73.1%     113.8%
  Accident year loss & LAE ratio...............      74.6%      85.1%     101.0%

INLAND MARINE
  Net premiums earned..........................   $     76   $    227   $  1,294
  Financial year loss & LAE ratio..............   (153.6)%      84.1%     114.7%
  Accident year loss & LAE ratio...............      19.1%     102.5%     116.1%

ACCIDENT & HEALTH
  Net premiums earned..........................   $    754   $    230   $    564
  Financial year loss & LAE ratio..............      69.7%    (48.5)%      56.1%
  Accident year loss & LAE ratio...............      21.3%      53.2%      62.1%

TOTAL
  Net premiums earned..........................   $ 81,597   $ 81,087   $ 89,286
  Financial year loss & LAE ratio..............      68.5%      62.3%      59.8%
  Accident year loss & LAE ratio...............      63.4%      65.3%      59.7%

NET INCOME

     Due to the effects of a number of unusual charges, net income for 1996 totaled $972,000 compared to a net income of $3,778,000 for 1995. A net loss of $495,000 resulted in the fourth quarter of 1996 compared to net income of $1,312,000 in the fourth quarter of 1995. Earnings for 1996 were affected by charges totaling $1.5 million (including $534,000 in the fourth quarter of 1996) for the settlement attributed to legal proceedings and related matters arising from the termination of an underwriting and production contract with the Company's former underwriting manager for a portion of the Company's surety bond program. In addition, legal expenses related to these matters were $441,000 for 1996, including $240,000 in the fourth quarter of 1996. The Company's results for 1996 also reflect a charge totaling $1.1 million from a second quarter arbitration award that was lower than expected. Legal expenses related to the arbitration award were $527,000 in 1996.

     In the third quarter of 1996, the Company recorded a $982,000 estimated recovery of costs from its directors and officers liability insurer related to the Company's claim for reimbursable amounts previously paid for defense and litigation costs associated with the litigation involving the CenTra group. Excluding the effects of the unusual charges and related expenses and the estimated recovery, net income would have been $2.7 million and $40,000, respectively, for the year and fourth quarter ended December 31, 1996.

     In addition, litigation expenses related to an ongoing shareholder legal proceeding involving the CenTra group increased significantly in the fourth quarter of 1996 in preparation of a trial which began on February 13, 1997. Significant litigation expenses are also anticipated in the first quarter of 1997 which will negatively affect earnings. Litigation expenses in the fourth quarter of 1996 were $653,000 versus a credit of $575,000 in the fourth quarter of 1995, which included an estimated recovery of $818,000 from the Company's directors and officers liability insurer. Litigation expenses for the year were a credit of $108,000 in 1996, including an additional estimated recovery of $982,000, which was recorded in the third quarter, versus $285,000 in 1995.

NET PREMIUMS EARNED

     Net premiums earned decreased 1% in 1995 and increased 10% in 1996, compared to the prior years.

     In 1995, NAICO elected to commute the unpaid losses and loss adjustment expenses related to reinsurance contracts covering certain business written in 1993, 1994 and 1995 which resulted in an increase in net premiums earned of $2,285,000. NAICO elected to commute similar reinsurance contracts in 1994 (covering certain business written in 1992 and 1993) which resulted in an increase in net premiums earned of $1,354,000. In 1996, NAICO reviewed the historical results for reinsurance contracts with similar commutation provisions and began accruing for such commutations where a commutation election was considered likely. Excluding the effects of these commutation accruals and elections, net premiums earned increased 4% in 1994, decreased 2% in 1995 and increased 12% in 1996. The effect of the commutation accruals and elections was to increase net premiums earned for each insurance program as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1994       1995       1996
                                                 ---------   --------   --------
                                                      (Dollars in thousands)
Standard property-casualty.......................$     943   $  1,223   $    383
Political subdivisions...........................      409        593        320
Other programs combined..........................        2        469         27
                                                 ---------   --------   --------
                                                 $   1,354   $  2,285   $    730
                                                 =========   ========   ========

     NAICO increased its net unpaid losses and loss adjustment expenses by $400,000 in 1994 as a result of the respective commutations. There was no increase in unpaid losses and loss adjustment expenses for the 1995 commutation elections and the 1996 commutation accrual.

     During 1993, NAICO expanded the standard property-casualty program by offering automobile liability and physical damage, general and umbrella liability and property coverages in addition to workers compensation and increased its marketing activity in Oklahoma and contiguous states. Excluding the effects of the commutations described above, net premiums earned for the standard property-casualty program increased 38%, 28% and 34% in 1994, 1995 and 1996 generally due to the product and territory expansion described above and increased premium rates for workers compensation in various states. NAICO's largest independent agent for this program produced $16.1 million, $11.0 million and $5.8 million in gross written and assumed premiums in 1994, 1995 and 1996, respectively. Premiums receivable and currently due from this agent were $1.8 million and $934,000 at December 31, 1995 and 1996.

     Net premiums earned in the surety bond program decreased 29% in both 1995 and 1996, compared to the prior years. NAICO and Midwest, the underwriting manager for a large portion of the surety bond program, agreed to terminate the underwriting and production contract effective December 31, 1995. See "POLICY ACQUISITION COSTS" for expenses in 1996 related to the Midwest matter. Midwest produced $1.0 million in gross written and assumed premiums in 1996 during the runoff of that portion of the program. Midwest produced $14.7 million and $8.2 million in gross written and assumed premiums in 1994 and 1995.

     Direct surety premiums written for NAICO by L&W personnel were $4.2 million in 1994, $4.8 million in 1995 and $8.0 million in 1996.

     Excluding the effects of the commutations described above, net premiums earned for the political subdivisions program increased 14%, 10% and 15% in 1994, 1995 and 1996, respectively, from the prior year. Net premiums earned for the municipalities portion of this program increased 34%, 45% and 79% in 1994, 1995 and 1996. NAICO expanded its book of business through local agents in Oklahoma and expanded its coverage for municipalities to include workers compensation in 1995. NAICO also began insuring counties in 1995.

     NAICO participates in various mandatory Pools covering workers compensation for insureds who were unable to purchase this coverage from an insurance company on a voluntary basis. In addition, NAICO receives assignments to write workers compensation for such insureds in certain states in lieu of participation in related Pools. Net premiums earned from these direct assignments and participation in related Pools were $8.0 million in 1994 and $6.8 million in both 1995 and 1996. The decline in 1995 was attributable to shrinkage of the involuntary market and NAICO's share of the voluntary market in that year.

     During late 1993, NAICO began writing nonstandard private-passenger automobile liability and automobile physical damage in Oklahoma. During mid-1994, NAICO began writing these coverages in California and Arizona. The combined net premiums earned for these programs was $4.1 million, $15.2 million and $16.6 million in 1994, 1995 and 1996, respectively. NAICO's largest underwriting manager was responsible for underwriting $5.9 million, $11.5 million and $11.9 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program during 1994, 1995 and 1996, respectively. Premiums receivable and currently due from this underwriting manager were $690,000 and $596,000 at December 31, 1995 and 1996. Management will continue to review the underwriting performance of these programs in 1997.

     During the first quarter of 1994, management reviewed the underwriting performance of the transportation programs and concluded that it would be in the Company's best interest to discontinue writing transportation automobile liability business based on the underwriting results and other related factors. As a result, net premiums earned declined 25%, 79% and 63% in 1994, 1995 and 1996, respectively, from the prior year. The Company continues to service the transportation industry in its retail and risk brokerage operations and all risk management services provided by NAICO are available.

INVESTMENT INCOME

     Net investment income decreased in 1995 and 1996 compared to prior periods primarily as a result of a reduction in invested assets and a decrease in net realized capital gains. Invested assets declined primarily as a result of the payment of loss and loss adjustment expense reserves corresponding to the planned reduction of certain insurance programs within the Company's book of insurance business during 1991 through 1994.

     Net realized capital gains were $493,000, $412,000 and $140,000 in 1994, 1995 and 1996, respectively. The average net yield on the portfolio, including net realized capital gains, was 6.4% in 1994, 6.5% in 1995 and 6.1% in 1996. The average net yield excluding net realized capital gains for these years was 6.0%, 6.1% and 6.0%, respectively.

COMMISSIONS, FEES AND OTHER INCOME

     Brokerage commissions and fees before intercompany eliminations were $8.6 million in 1994, $8.2 million in 1995 and $8.5 million in 1996. The decrease in 1995 was primarily attributable to the decrease in net premiums earned for the transportation programs and certain non-transportation programs during 1995 . A large portion of the brokerage commission and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     Commissions and fees generated by Network were $148,000 in 1995 and $722,000 in 1996. Network is a third-party administrator of partially self-insured group accident and health plans. Network was acquired by the Company in the fourth quarter of 1995.

     Included in other income is a settlement of approximately $343,000 which was received in the second quarter of 1996 from a legal firm.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries.

     The percentage of losses and loss adjustment expenses to net premiums earned was 68.5%, 62.3% and 59.8% in 1994, 1995 and 1996, respectively. The decrease in the loss ratio from 1994 to 1995 is primarily due to two reasons. First, the amount of losses and loss adjustment expenses recorded in 1994 that was attributable to prior years was $1.1 million (1.4% of net premiums earned). In 1995, the Company's reserve for loss and loss adjustment expenses reflected a $432,000 redundancy in the reserve established at December 31, 1994 which reduced the 1995 loss ratio by 0.5 percentage points. Second, the Company increased the estimated ultimate loss ratio of a substantial portion of the surety bond program in 1994 which increased the loss ratio by 5.8 percentage points. This increase was offset by corresponding adjustments to policy acquisition costs. In 1996, the Company decreased the estimated ultimate loss ratio of a substantial portion of the surety bond program which decreased the loss ratio by 3.1 percentage points. This decrease was offset by corresponding adjustments to policy acquisition costs. In addition, the loss commutations discussed above decreased the 1994, 1995 and 1996 loss ratios by 0.6, 1.8 and
0.5 percentage points, respectively.

POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies and premium-related assessments and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from certain of the reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses.

     The following table sets forth the Company's policy acquisition costs for each of the three years ended December 31, 1994, 1995 and 1996:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1994         1995         1996
                                            ----------   ----------   ----------
                                                   (Dollars in thousands)
Commissions expense.........................$   7,226    $  11,506    $  16,489
Other premium related assessments...........      632        1,704        1,258
Premium taxes...............................    2,357        2,486        2,705
Excise taxes................................      161          138          109
Dividends to policyholders..................      722          434          454
Other expense...............................       74          168          365
                                            ----------   ----------   ----------
Total direct expenses.......................   11,172       16,436       21,380

Indirect underwriting expenses..............   10,441       10,515       14,831
Commissions received from reinsurers........   (1,443)      (3,162)      (2,895)
Adjustment for deferred acquisition costs...      202          206       (1,193)
                                            ----------   ----------   ----------
Net policy acquisition costs................$  20,372    $  23,995    $  32,123
                                            ==========   ==========   ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 22.1%, 27.3% and 33.5% in 1994, 1995 and 1996, respectively. For these periods, the average commission rates were 7.4%, 11.6% and 15.3%. The commission rate for a substantial portion of the surety bond program varies inversely with the loss ratio pursuant to a commission arrangement contingent on the loss experience of the program. The expected loss ratio for this portion of the program was increased in 1994 and such increase lowered the percentage of net policy acquisition costs to net premiums earned by
5.8 percentage points. The expected loss ratio for that portion of the surety bond program was lowered in 1996 and that decrease increased the percentage of net policy acquisition costs to net earned premiums by 3.1 percentage points.

     Indirect expenses were 10.7%, 10.6% and 13.7% of total direct written and assumed premiums in 1994, 1995 and 1996, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume. The Company incurred $1,534,000 in indirect underwriting expenses related to the Midwest termination settlement which was 1.4% of direct written and assumed premiums in 1996. The Company incurred $474,000, $440,000 and $2,077,000 in indirect underwriting expenses for uncollectible ceded reinsurance in 1994, 1995 and 1996, respectively, which was 0.5%, 0.4% and 1.9% of direct written and assumed premiums in those periods; the 1996 amount includes an arbitration award which was made against New York Life Insurance Company, Security Benefit Life Insurance Company and Standard Insurance Company and in favor of NAICO but for $1.1 million less than had been expected. NAICO reduced its reinsurance recoverables accordingly. See Notes to Consolidated Financial Statements.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 15.0%, 15.2% and 15.3% of revenues exclusive of net investment income in 1994, 1995 and 1996, respectively.
General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect expense) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume. In 1996, the Company incurred $441,000 in legal expenses related to the Midwest termination settlement, and $527,000 in legal expenses related to the reinsurance arbitration discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company receiving cash principally through equity sales, borrowings and subsidiary dividends, subject to various regulatory restrictions described in Notes to Consolidated Financial Statements. The capacity of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses and commissions.

     All significant Company subsidiaries maintain liquid operating positions and follow investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance and assume reinsurance.

     Fixed-maturity investments are purchased to support the investment strategies of the Company and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and their mix of business. At the time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

     As a result of NAICO's reduced book of business over the past few years, Chandler Barbados used $10.3 million cash in operations in 1996. To augment maturities and reposition their portfolios, Chandler Barbados and NAICO chose to liquidate certain securities that were available for sale prior to their maturities. The Company realized net capital gains before income taxes in 1996 in the amount of $140,000 from the sale of investments. In 1996, Chandler Barbados and NAICO received proceeds of $10.1 million and $6.8 million, respectively, from the sale of fixed-income securities that were available for sale prior to their maturity. The average maturity of the Company's investments was 4.73 years and 4.81 years at December 31, 1995 and 1996, respectively.

     During the third quarter of 1996, Chandler USA borrowed $4.5 million from a bank on a three year note payable. The note has a floating interest rate at Wall Street Journal Prime (8.25% at December 31, 1996), and principal and interest are payable monthly. The note is collateralized by the shares of NAICO stock owned by Chandler USA and includes certain loan covenants. Proceeds from the note were used to repay intercompany advances from Chandler Barbados.

     Chandler Barbados is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for the benefit of the primary insurer ceding such amounts. Chandler Barbados secures such amounts by trust arrangements whereby securities are deposited into a trust account for the benefit of the primary insurer. NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. NAICO also has deposited funds pursuant to a trust arrangement securing reinsurance obligations it has assumed from an unrelated primary carrier. At December 31, 1996, the total amount of cash and investments restricted for Chandler Barbados and NAICO as a result of these arrangements was $19.4 million and $10.5 million, respectively.

TENDER OFFER AND LITIGATION

     On July 9, 1992, Windsor Acquisition Corporation ("Windsor"), a wholly owned subsidiary of the Company, commenced a cash tender offer for all of the outstanding shares of the Company at $6.50 per share. On July 23, 1992, Windsor terminated the offer. The Company incurred expenses attributable to the tender offer totaling $1.2 million in 1992 for legal and accounting fees, investment banking services and other related expenses. See "LEGAL PROCEEDINGS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Tender Offer".

     In 1992, the Company became involved in certain legal proceedings beyond the ordinary course of business. These proceedings generally involve CenTra. The Company has incurred approximately $2.5 million, $2.1 million, $1.9 million, $1.1 million and $857,000 in costs attributable to these legal proceedings during 1992, 1993, 1994, 1995 and 1996, respectively. As a result of various events in the fourth quarter of 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers policy insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In the third quarter of 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000.
The Company also expects to file additional claims to recover a portion of certain other related costs although such recoveries may not occur, or may be less than all of the costs. The Company is unable to predict the final resolution of these legal proceedings, and accordingly expects to incur higher than normal legal costs in future periods. Due to the inherent uncertainties of such legal proceedings and the unpredictability of CenTra's future actions, the Company cannot predict the outcome of such litigation with certainty or the rate at which such defense and litigation costs will be incurred in the future. However, due to the CenTra trial which began in February 1997, significant legal expenses were incurred in the fourth quarter of 1996 and are also anticipated in the first quarter of 1997. See "Liquidity and Capital Resources", "Certain Tax Matters", "LEGAL PROCEEDINGS" and Notes to Consolidated Financial Statements.

CENTRA LITIGATION

     NAICO and NAICO Indemnity provided insurance coverage and risk management services for CenTra and certain of its affiliates. All such policies were canceled effective September 5, 1992 or expired as of September 30, 1992.
As of December 31, 1996, the unpaid premiums and other amounts due from CenTra to the Company's subsidiaries were approximately $6.9 million. NAICO and NAICO Indemnity have certain reinsurance agreements with DuraRock that require payment of a substantial portion of the premiums collected from CenTra and its affiliates to DuraRock in consideration for DuraRock assuming a portion of the insurance risk. Amounts due to DuraRock from NAICO and NAICO Indemnity as of December 31, 1996, were approximately $6.7 million and such amounts are not payable to DuraRock until the related premiums due from CenTra are collected. Liberty Bell Agency, Inc., an affiliate of CenTra, has administered claims under the CenTra insurance program. Amounts due to Liberty Bell from NAICO and NAICO Indemnity as of December 31, 1996 were approximately $1.3 million for claims that Liberty Bell has reported to have paid. NAICO and NAICO Indemnity are obligated to pay claim administration fees to Liberty Bell only out of claim payments received from DuraRock. See "LEGAL PROCEEDINGS - CenTra Litigation".

     Chandler Barbados has recorded a payable of approximately $2.0 million for losses and loss adjustment expenses, net of related premiums receivable, attributable to reinsurance business assumed from DuraRock based on information provided by CenTra or its affiliates. Liberty Bell has reported that the claims have been paid and has billed Chandler Barbados accordingly. Chandler Barbados had previously reserved $2.6 million for these claims, net of the related premiums, as of December 31, 1995. Such losses were not a part of the litigation described above. The parties have disagreed over certain issues and a separate arbitration proceeding is pending. See "LEGAL PROCEEDINGS - CenTra Litigation".

     The net amount due from the Company's subsidiaries to DuraRock and Liberty Bell was approximately $3.1 million as of December 31, 1996. Amounts due to DuraRock from NAICO and NAICO Indemnity are not payable to DuraRock until the related premiums due from CenTra are collected. The Company intends to seek payment of all amounts due and believes a reserve for collection is not necessary at December 31, 1996.

CERTAIN TAX MATTERS

     On October 25, 1994 the IRS proposed increases in federal income tax and the imposition of federal withholding tax and penalties payable by Chandler USA for calendar years 1989 through 1992 in the approximate amount of $2.5 million plus interest. With the exception of the increase in Chandler USA's income for a proposed amount of subpart F income (see "United States Taxation of Shareholders") the remaining proposed increase in income tax arises from the disallowance of deductions for certain expenses (primarily litigation costs - see "CENTRA LITIGATION") incurred by Chandler USA in calendar years 1991 and 1992, and the subsequent disallowance of a net operating loss carryback to calendar years 1989 through 1991. The proposed withholding tax assessment arises out of an assertion by the IRS that certain of the non-deductible expenses were incurred for the benefit of the Company, that they should be treated as a deemed distribution by Chandler USA to the Company, and as such should be subject to a 30% U.S. withholding tax. Chandler USA disagreed with the proposed adjustments and filed a written protest of the proposed adjustments on December 23, 1994.

     During the fourth quarter of 1995, after numerous discussions and preliminary consensus with the IRS, Chandler USA made a provision for possible assessments of additional taxes through 1992 and additional taxes attributable to amended returns for 1993 and 1994 in the amount of $536,000. During 1996, the IRS and Chandler USA executed a formal closing agreement, Chandler USA paid the taxes for the open tax years (1989 through 1994) and the IRS closed its examination.

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996. Chandler USA has been informed by the IRS that there are no proposed adjustments to tax liabilities; however, a formal report has not yet been issued.

FORWARD LOOKING STATEMENTS

     Some of the statements made in this Form 10-K Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; and (vii) other factors including the ongoing litigation matters over which the Company has little or no control.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "BUSINESS - Recent Developments" for matters relevant to this Item.

DIRECTORS AND EXECUTIVE OFFICERS

     A brief description of each director and executive officer of the Company is provided below. Directors hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Executive officers are elected by the Board of Directors at its annual meeting and hold office until its next annual meeting or until their respective successors are duly elected and qualified. The directors and executive officers of the Company are as follows:

           NAME               AGE   POSITION
---------------------------   ---   --------------------------------------------
W. Brent LaGere............    51   Chairman of the Board of Directors, Chief
                                    Executive Officer, Chairman of the Executive
                                    Committee, Member of the Investment
                                    Committee and Director.

Benjamin T. Walkingstick...    66   President, Member of the Executive
                                    Committee, Chairman of the Investment
                                    Committee and Director.

Brenda B. Watson...........    56   Executive Vice President, Member of the
                                    Executive Committee and Director.

Richard L. Evans...........    50   Vice President and Director.

Mark T. Paden..............    40   Vice President - Finance, Chief Financial
                                    Officer, Treasurer and Director.

Steven R. Butler...........    39   Vice President - Administration.

Norman E. Harned...........    56   Director.

James M. Jacoby............    62   Member of the Audit Committee, Chairman of
                                    the Option and Compensation Committee and
                                    Director.

Ronald W. Lech.............    67   Director.

Paul A. Maestri............    66   Member of the Audit Committee, Member of
                                    the Option and Compensation Committee
                                    and Director.

M. J. Moroun...............    69   Member of the Investment Committee, Member
                                    of the Executive Committee, and Director.

Robert L. Rice.............    62   Chairman of the Audit Committee, Member of
                                    the Executive Committee, Member of the
                                    Option and Compensation Committee and
                                    Director.

     W. BRENT LAGERE has been Chairman of the Board of the Company since September 1983 and Chief Executive Officer since March 1986. Since October 1988 he has served in officer and director capacities for various subsidiaries of the Company pursuant to an employment contract with Chandler USA. Since 1971 he has served in various capacities with L&W.

     BENJAMIN T. WALKINGSTICK has served as President of the Company since March 1986. He has been a director of the Company since September 1983. Since October 1988 he has served in officer and director capacities for various subsidiaries of the Company pursuant to an employment contract with Chandler USA. Mr. Walkingstick is also Chairman of the Board of Union National Bank, a national bank located in Chandler, Oklahoma, and has been Chief Executive Officer of Union National Bank since 1963. From September 1986 until July 1, 1992, he served on the Board of Directors of P.A.M. Transport, Inc. ("P.A.M.").

     BRENDA B. WATSON has been Executive Vice President of the Company since October 1988, was a Vice President of the Company for three years prior thereto, and has been a director of the Company since September 1985. Since October 1988 she has served in officer and director capacities for various subsidiaries of the Company pursuant to an employment contract with Chandler USA.

     RICHARD L. EVANS has been a director of the Company since September 1983. He has been a Vice President of the Company since August 1986, and since May 1989, he has been an employee of Chandler USA. Mr. Evans has served L&W since 1979 in various capacities.

     MARK T. PADEN has served as Vice President-Finance of the Company since August 1987 and director since May 1992. Since February 1987 Mr. Paden has been an employee of L&W and/or Chandler USA. Mr. Paden has served as the Vice President-Finance and Chief Financial Officer of NAICO since January 1988 and Vice President-Finance and Chief Financial Officer of L&W since May 1987.

     STEVEN R. BUTLER has served as Vice President-Administration of the Company since January 1987, and also serves as a director, the President and Treasurer of CIM Barbados. He is also a director and the Financial Director of CIM. The Company began handling its own and Chandler Barbados' operations and administrative affairs through CIM and CIM Barbados, respectively, in 1990.
From 1984 through 1989, Mr. Butler served as Financial Director of Insurance Management Services, Ltd. and, beginning in 1988, of its affiliate Insurance Risk Management Services, Ltd., which performed substantially all of the administrative management functions of the Company and Chandler Barbados, respectively, through March 1990.

     NORMAN E. HARNED has been a director of the Company since 1989. Mr. Harned has served as Vice President of CenTra for more than five years.

     JAMES M. JACOBY has been a director since October 1993. He has been a director of NAICO since August 1990. He has been an insurance agent for more than five years and was formerly employed by NAICO. Mr. Jacoby retired in September 1994 from Alexander and Alexander, Inc. and is currently employed by Constructor's Bonding & Insurance in Omaha, Nebraska.

     RONALD W. LECH has been a director since June 1992. Until June 2, 1995, Mr. Lech had been an Executive Vice President of CenTra for more than five years, but is currently retired.

     PAUL A. MAESTRI has been a director of the Company since October 1985. Since February 1990 Mr. Maestri has engaged in personal investment activities. From 1980 to February 1990 Mr. Maestri was a director and the President and Chief Executive Officer of P.A.M. Since December 1993 he has also been a director of L&W.

     M. J. MOROUN has been a director of the Company since 1989. Mr. Moroun has been Chief Executive Officer of CenTra for more than five years.

     ROBERT L. RICE has been in private practice as a certified public accountant for more than five years and a director of the Company since May 1987. Since June 1993 he has also been a director of Chandler USA.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons beneficially owning more than 10% of the Company's stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and with the Company.

     On July 9 and 10, 1992, M.J. Moroun, as trustee for the Manuel J. Moroun Trust, purchased 1,108,600 common shares in the open market. On July 13, 1992, Mr. Harned purchased 333,100 common shares in the open market purportedly for Can-Am Investments, Ltd., a Bahamian company that was not formed until the following day. Based on deposition testimony, the Company believes that Mr. Harned acted as M.J. Moroun's agent in the purchase. On July 14 and 17, 1992, the common shares were transferred to Can-Am which then settled the purchases.

     Based on the above transactions, the Company has asserted a claim against M.J. Moroun based on his alleged violation of Section 16(b) of the Securities Exchange Act of 1934 regarding "short-swing" profits. The Company seeks damages of $458,313 plus interest, costs and attorneys' fees.

ITEM 11.  EXECUTIVE COMPENSATION

     See "BUSINESS - Recent Developments" for matters relevant to this Item.

     The following table sets forth the compensation paid or to be paid by the Company or any of its subsidiaries as well as certain other compensation paid or accrued, during the years indicated, to the Chairman and Chief Executive Officer and the four other highest paid executive officers of the Company (the "named executives") for such period in all capacities in which they served.

                                                         SUMMARY COMPENSATION TABLE
                                                                                        LONG TERM COMPENSATION
                                                                                    -------------------------------
                                                      ANNUAL COMPENSATION (1)              AWARDS           PAYOUTS
                                                  -------------------------------   ---------------------   -------
                                                                        OTHER       RESTRICTED
                                                                        ANNUAL        STOCK      OPTIONS/    LTIP      ALL OTHER
                                                   SALARY    BONUS   COMPENSATION    AWARD(S)      SARS     PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR     ($)       ($)       ($)(2)         ($)         (#)        ($)        ($)(3)
----------------------------------------   ----   --------   -----   ------------   ----------   --------   -------   ------------
W. Brent LaGere                            1996   $378,610   $   -       N/A        $        -          -         -   $     40,148
  Chairman of the Board and CEO of         1995    373,369       -       N/A                 -          -         -         28,113
  Chandler USA, NAICO and L&W              1994    358,791       -       N/A                 -          -         -         19,979

Benjamin T. Walkingstick                   1996   $314,321   $   -       N/A        $        -          -         -   $     41,052
  President of Chandler USA,               1995    312,294       -       N/A                 -          -         -         29,400
  NAICO and L&W                            1994    295,443       -       N/A                 -          -         -         17,800

Brenda B. Watson                           1996   $211,182   $   -       N/A        $        -          -         -   $     15,552
  Executive Vice President of              1995    206,154       -       N/A                 -          -         -          4,500
  NAICO and L&W                            1994    199,980       -       N/A                 -          -         -          4,250

Richard L. Evans                           1996   $205,896   $   -       N/A        $        -          -         -   $     13,752
  Vice President - Claims of               1995    199,939       -       N/A                 -          -         -          3,000
  Chandler USA, NAICO and L&W              1994    193,865       -       N/A                 -          -         -          2,800

Mark T. Paden                              1996   $173,188   $   -       N/A        $        -          -         -   $     12,752
  Vice President - Finance & CFO of        1995    168,218       -       N/A                 -          -         -          2,000
  Chandler USA, NAICO, and L&W             1994    162,978       -       N/A                 -          -         -          2,000
----------------------------------------

(1)  Amounts shown include cash and non-cash compensation earned and received by the named executives as well as amounts earned but deferred at their election.

(2)  The Company provides various perquisites to certain employees including the named executives.  In each case, the value of the perquisites provided to the named executives did not exceed ten percent of such named executives' annual salary and bonus.

(3)  The amounts shown under this column represent contributions by the Company's U.S. subsidiaries to a 401(k) plan ($1,000 for each of the named executives during 1994 through 1995 and $11,552 in 1996) and the premiums paid or to be paid by the
     Company's U.S. subsidiaries under life insurance arrangements with the named executives.  A portion of the premiums ($18,750,
     $32,100 and $34,500 in 1994, 1995 and 1996, respectively) were paid under split dollar life insurance plans.  Under these plans, the Company's U.S. subsidiaries pay the premiums for life insurance issued to the named executive.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the executive cancels and surrenders the policy.

OPTIONS EXERCISED AND HOLDINGS

     No options were exercised during 1996 and there were no unexercised options held as of December 31, 1996.

DIRECTOR COMPENSATION

     Messrs. Harned, Lech, Maestri, Moroun, Jacoby and Rice -- the Company's outside directors -- receive an annual retainer of $6,000 and $1,000 for each meeting. These outside directors are compensated at the rate of $1,000 per day for time spent on board-related activities.

EMPLOYMENT AGREEMENTS

     Chandler USA has employment agreements with Messrs. LaGere and Walkingstick and Ms. Watson. The agreements contain self-renewing terms of five years limited to the employee attaining age 70. The salary amounts reflected in the foregoing table represent amounts paid as required by the contracts for the years indicated. Under certain limited circumstances, such officers could receive base salaries subsequent to an early termination of their employment subject to certain continued obligations to Chandler USA.

     Chandler USA entered into employment contracts with three employees of Network in October 1995. Two of the contracts have initial terms of five years, and the other contract had an initial term of one year and was terminated in 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "BUSINESS - Recent Developments" for matters relevant to this Item.

     The following table lists the directors and executive officers of the Company and provides information on their ownership of the Company's common shares at February 28, 1997:

                                                        BENEFICIAL OWNERSHIP
                                                     ---------------------------
                                                       NUMBER OF
NAME OF DIRECTOR OF EXECUTIVE OFFICER                  SHARES (1)    PERCENT (2)
--------------------------------------------------   -------------   -----------
W. Brent LaGere...................................     401,813 (3)        5.8%
Benjamin T. Walkingstick..........................     401,029 (4)        5.8%
Brenda B. Watson..................................      35,542             *
Richard L. Evans..................................      32,750             *
Norman E. Harned..................................   3,686,029 (5)       53.1%
Paul A. Maestri...................................           -              -
M.J. Moroun.......................................   3,686,029 (6)       53.1%
James M. Jacoby...................................           -              -
Robert L. Rice....................................           -              -
Mark T. Paden.....................................       1,200             *
Ronald W. Lech....................................   3,686,029 (5)       53.1%
All directors and officers as a group (12 persons)   4,514,363           65.0
--------------------------------------------------
* Less than 1%

(1) Except as otherwise indicated, each person has the sole power to vote and dispose of all shares, and the sole power to exercise any options listed opposite his or her name.

(2) In the above table, any shares that a person can acquire through the exercise of options are deemed to be outstanding solely for the purpose of computing the number and percentage of the Company's common shares that he or she owns. Such shares, if any, are not included in the computations for any other person. Elsewhere in this Form 10-K, references to the number or percentage of the Company's common shares that a person owns do not reflect common shares issuable under outstanding options, if any.

(3) Includes (i) 348,390 common shares owned by the W. Brent LaGere Irrevocable Trust; and (ii) 45,000 common shares owned by W&L Holding Corp. ("W&L Holding"), a corporation 49% of which is owned by the W. Brent LaGere Irrevocable Trust. Mr. LaGere disclaims beneficial ownership of the shares held by W&L Holding and the trust. The power to vote and dispose of the shares held by W&L Holding is shared with Mr. Walkingstick, who also owns 49% of W&L Holding.

(4) Includes 45,000 common shares owned by W&L Holding, a corporation 49% of which is owned by Mr. Walkingstick. The power to vote and dispose of the shares held by W&L Holding is shared with the W. Brent LaGere Irrevocable Trust, which also owns 49% of W&L Holding.

(5) Comprised of (i) 250 common shares held by Mr. Harned; (ii) 2,000 shares held by Mr. Lech; and (iii) the other shares beneficially owned by M.J. Moroun. See footnote (6) below and "Other Matters Regarding Beneficial Ownership".

(6) Includes (i) 1,360,125 common shares owned by CenTra; and (ii) 1,992,029 common shares owned by Can-Am; (iii) 290,000 common shares owned by Ammex, Inc., ("Ammex"); (iv) 25,000 common shares owned by DuraRock, which is owned by Matthew T. Moroun, M.J. Moroun's son; (v) 15,000 common shares owned by Matthew T. Moroun; (vi) 250 common shares held by Mr. Harned; (vii) 2,000 common shares held by Mr. Lech; and (viii) 1,625 common shares owned by Agnes A. Moroun, M.J. Moroun's sister. See "Possible Change of Control" and "Other Matters Regarding Beneficial Ownership" regarding the Company's assumptions about beneficial ownership and the presence of certain restrictions on the voting and disposition of the common shares beneficially owned by Messrs. M.J. Moroun, Harned, Lech, Agnes A. Moroun and Matthew T. Moroun.

                                                                         PAGE 33
SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by the Company to own beneficially more than 5% of the Company's common shares as of February 28, 1997. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.

                                                        BENEFICIAL OWNERSHIP
                                                     ---------------------------
                                                       NUMBER OF
NAME OF SHAREHOLDER                                    SHARES (1)    PERCENT (2)
--------------------------------------------------   -------------   -----------
CenTra Group (CenTra, Can-Am, Ammex, and Messrs.
   M.J. Moroun, Lech and Harned, Agnes A. Moroun
   and Matthew T. Moroun)
   12225 Stephens Road
   Warren, Michigan 48089.........................   3,686,029 (3)       53.1%

Marvel List, Trustee of the W. Brent LaGere
   Irrevocable Trust
   420 Bennett Boulevard
   Chandler, Oklahoma 74834.......................     398,077            5.7%

Universal Insurance Group
  6263 N. Scottsdale Rd, Suite 330
  Scottsdale, Arizona 85250.......................     380,471 (4)        5.5%

Brinson Holdings, Inc
  209 S. LaSalle
  Chicago, Illinois 60604.........................     667,300 (5)        9.6%
--------------------------------------------------

(1) Except as otherwise indicated, each person or group has the sole power to vote and dispose of all shares and the sole power to exercise any options listed opposite his or her name.

(2) In the above table, any shares that a person can acquire through the exercise of options are deemed to be outstanding solely for the purpose of computing the number and percentage of the Company's common shares that he or she owns. Such shares, if any, are not included in the computations for any other person. Elsewhere in this Form 10-K, references to the number or percentage of the Company's common shares that a person owns do not reflect common shares issuable under outstanding options, if any.


(3) The CenTra Group has filed a Schedule 13D with the Securities and Exchange Commission reporting collective beneficial ownership of 49.2% of the Company's common shares. This percentage was calculated based on total outstanding shares of 7,509,058. A Schedule 13D is filed by a person
     (or group of persons acting collectively) who owns five percent or more of a reporting company's stock. The beneficial ownership set forth above includes from CenTra Group's Schedule 13D: (i) 1,360,125 common shares owned by CenTra; and (ii) 1,992,029 common shares owned by Can-Am; (iii) 290,000 common shares owned by Ammex; (iv) 25,000 common shares owned by DuraRock, which is owned by Matthew T. Moroun, M.J. Moroun's son; and (v) 15,000 common shares owned by Matthew T. Moroun.

     The beneficial ownership set forth above also includes (i) 250 common shares held by Mr. Harned; (ii) 2,000 common shares held by Mr. Lech; and
     (iii) 1,625 common shares owned by Agnes A. Moroun, M.J. Moroun's sister. The Company includes the ownership of Messrs. Harned and Lech and Agnes A. Moroun in the beneficial ownership of the CenTra Group because of their present or former employment and other relationships with CenTra and M.J. Moroun and their involvement in CenTra's attempts to take control of the Company. See "Possible Change of Control" and "Other Matters Regarding Beneficial Ownership" regarding the Company's assumptions about beneficial ownership and the presence of certain restrictions on the voting and disposition of the common shares beneficially owned by Messrs. M.J. Moroun, Harned, Lech, Agnes A. Moroun and Matthew T. Moroun.

     The Company has also included in CenTra's beneficial ownership 380,471 common shares beneficially owned by the Universal Insurance Group ("UIG") and 169,858 common shares beneficially owned by Cactus Southwest Corp. In July 1992, M.J. Moroun (who later assigned his rights to Can-Am) contracted to purchase the common shares of UIG and Cactus Southwest Corp. subject to regulatory approval. Regulatory approval was subsequently denied by the Nebraska Department of Insurance. CenTra and its affiliates appealed the Nebraska Department of Insurance order and such appeals have been denied and the order is now final (see "LEGAL PROCEEDINGS--CenTra Litigation--Nebraska"). Further, UIG and Cactus Southwest Corp. could not effect delivery since certain subsidiaries of the Company hold the common shares as collateral for amounts owed by an affiliate of UIG and by Cactus Southwest Corp. M.J. Moroun also bought from UIG an irrevocable proxy for $100,000. The Company believes the proxy is invalid. Despite these impediments to ownership, the Company has included ownership of these shares in those held by Can-Am since Can-Am has asserted its ownership in various regulatory filings. See footnote (4) for further information about UIG's beneficial ownership.

(4) Includes 205,845 common shares owned by Northwest Horizon Corporation ("Northwest"), 162,876 common shares owned by Opal Investment Limited ("Opal"), and 11,750 common shares owned by Heartland Holding Company ("Heartland"), as to all of which Richard S. Cerkoney and Constance J. Powell-Cerkoney have shared voting and investment power. Mr. Cerkoney and Ms. Powell-Cerkoney were directors of the Company until April 1990. The business address of Heartland, Northwest and Opal is the same as that shown for the UIG in the table. See footnote (3) above regarding an attempted sale and delivery of proxy to M.J. Moroun.


(5)  Includes 193,433 common shares owned by Brinson Trust Company ("BTC").
     BTC is a wholly owned subsidiary of Brinson Partners, Inc. ("BPI"), an SEC registered investment advisor, which in turn is a wholly owned subsidiary of Brinson Holdings, Inc. ("BHI"). BHI is a wholly owned subsidiary of SBC Holding (USA), Inc. which in turn is a wholly owned subsidiary of Swiss Bank Corporation. All of these common shares are held for the benefit of clients of BPI and BTC.

     The business address of Messrs. LaGere and Walkingstick is 1010 Manvel Avenue, Chandler, Oklahoma 74834. The business address of CenTra, Can-Am, and Messrs. M.J. Moroun, Harned and Lech is 12225 Stephens Road, Warren, Michigan 48089.

OTHER MATTERS REGARDING BENEFICIAL OWNERSHIP

     For purposes of this report, unless otherwise indicated, the Company has assumed that the following persons are affiliates: an entity's executive officers and directors or its managing partners, persons holding more than 10% of an entity, and those persons who are controlling, controlled by, or under common control with such officers, directors, managing partners, or shareholders.

     As to the beneficial ownership of its common shares, the Company has assumed that beneficial ownership (voting and investment power) is shared among CenTra, Can-Am, Ammex, and Messrs. M.J. Moroun, Harned, Lech, Agnes A. Moroun and Matthew T. Moroun. CenTra, Can-Am, Ammex and M.J. Moroun have filed a
Schedule 13D acknowledging that they compose a group formed to affect the management practices and policies of the Company. M.J. Moroun has represented that he is the controlling shareholder, Chairman and President of CenTra and Ammex. Mr. Lech was, until June 2, 1995, a director and executive officer of CenTra. Mr. Harned is an executive officer of CenTra. Messrs. Harned and Lech are executive officers and directors of Can-Am. Correspondence provided to the Company and an amendment to the Schedule 13D described above indicate that M.J. Moroun is the owner of all of the outstanding voting stock of Can-Am. The Company includes the ownership of Messrs. Harned, Lech, Agnes A. Moroun and Matthew T. Moroun in the beneficial ownership of the CenTra Group because of their present or former employment and other relationships with CenTra and M.J. Moroun and their involvement in CenTra's attempts to take control of the Company. Each member of the group disclaims beneficial ownership or control of the common shares held by any other group member. They presumably would disclaim shared beneficial ownership with either Messrs. Harned or Lech.

     CenTra and its affiliates face certain restrictions in the voting or disposition of their common shares. By resolution dated August 19, 1992, the Company restricted the voting of common shares held by CenTra and its affiliates, including Can-Am. In addition, voting of these shares in a manner which would constitute a direct or indirect exercise of control over NAICO is restricted by Nebraska law. The Nebraska Department of Insurance has prohibited the disposition of the common shares held by Can-Am. These shares have now been tendered to and are held by the U.S. District Court Clerk for the District of Nebraska. CenTra, M.J. Moroun, Lech and Harned have sought declaratory relief to determine that the above described resolution by the Company's Board is invalid. See "LEGAL PROCEEDINGS".

POSSIBLE CHANGE IN CONTROL

     Until July 1992, CenTra and its affiliates held 22.7% of the Company's common shares. In July 1992, M.J. Moroun acquired or contracted to acquire in open market and private purchases 26.5% of the Company's common stock (which was later transferred to Can-Am), bringing the total beneficial stock ownership of CenTra and its affiliates to 49.2%. These purchases were made in an apparent attempt to block a management-led tender offer for the Company's common shares and to seize control of the Company. The tender offer, which commenced on July 9, 1992, without knowledge of the open market purchases, was withdrawn on July 23, 1992. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Tender Offer". To further their purposes, CenTra or its affiliates or both initiated litigation in Oklahoma, Arkansas, Michigan, and an administrative proceeding in Nebraska, the domicile of NAICO. See "LEGAL PROCEEDINGS" and "BUSINESS--Taxation--United States Taxation of Shareholders".

     To rebuff the threats posed by CenTra and its affiliates, the Company and its subsidiaries have vigorously asserted defenses and counterclaims where appropriate in the litigation and successfully opposed the Form A application of CenTra and its affiliates in the administrative hearings before the Nebraska Department of Insurance ("the Department"). The Form A application sought the Department's approval of M.J. Moroun's share purchases and attempted assertion of control. CenTra and its affiliates appealed the Department's denial of their application. The ruling of the Department and a state district court were affirmed by the Nebraska Supreme Court on December 1, 1995. The Department has prohibited the disposition of the common shares beneficially owned by Can-Am (the 26.5%). By resolution dated August 19, 1992, the Company has restricted the voting of common shares held by CenTra and its affiliates including Can-Am. The resolution invoked the provisions of Article XI of the Company's Articles of Association. Article XI, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more of the common shares (and its affiliates and associates) if the Continuing Directors deny approval. Until CenTra can overcome these impediments, it cannot take control of the Company.

     Despite these impediments, CenTra continues its efforts to take control of the Company. See "CENTRA LITIGATION--Nebraska". While the Company believes it has good defenses to CenTra's threats, the possibility exists that CenTra could ultimately prevail, could defeat the corporate resolution, and could otherwise overcome the impediments (whether present or future) to its control. In its
Schedule 13D, CenTra asserted that if it had control it would take steps such as reducing the number of directors, hiring a consultant to review NAICO's operations, and increasing the internal audit staff. Based on the Company's experience with CenTra in the CenTra insurance program and the findings of the Nebraska Department of Insurance, the state district court and the Nebraska Supreme Court and knowledge of CenTra's practices following other takeovers, the Company firmly believes that CenTra's control would pose far greater threats to the Company's shareholders and NAICO's policyholders than those reflected in CenTra's Schedule 13D.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "BUSINESS - Recent Developments" for matters relevant to this Item.

     GENERAL. Universal Insurance Services, Inc. ("UIS") was an underwriting manager until November 1, 1990 and was a producer for NAICO on its tow truck program until it was discontinued in 1992. UIS is affiliated with the Universal Insurance Group which beneficially owns 5.5% of the outstanding common shares of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT". At December 31, 1996, the Company's recorded receivable from UIS was $1.9 million. The Universal Insurance Group has pledged its common shares as collateral for this obligation. It has also contracted to sell these shares to M.J. Moroun or Can-Am. NAICO has sought permission of the U.S. District Court for the District of Nebraska to sell these shares to satisfy the secured obligation. CenTra has opposed this application. See "LEGAL PROCEEDINGS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

     Until March 31, 1993, DuraRock reinsured NAICO and NAICO Indemnity for substantially all CenTra risks underwritten by them. Effective March 31, 1993, DuraRock's loss and loss adjustment expense obligations to NAICO and NAICO Indemnity were assumed by National Union. In addition, based on information provided by Liberty Bell, Chandler Barbados has recorded a payable of approximately $2.0 million for losses and loss adjustment expenses, net of related premiums receivable, attributable to reinsurance business assumed from DuraRock. Certain issues regarding these claims are the subject of an arbitration proceeding.

     One of the Company's U.S. subsidiaries leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. Brent LaGere, Richard Evans, Mark Paden and another employee of one of the Company's subsidiaries. The subsidiary has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintains these improvements.
These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates. The subsidiary pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. The subsidiary has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. In 1994, 1995 and 1996, the Company incurred approximately $101,000, $108,000 and $184,000 in expenses associated with Davenport Farms including $18,000, $14,000 and $7,000 in depreciation, and reimbursements to Davenport Farms of $7,000, $8,000 and $8,000 in each of those years.

     The Company's U.S. subsidiaries lease automobiles from Union National Bank ("UNB") of which Mr. Benjamin Walkingstick is Chairman. In 1995 and 1996, UNB received automobile lease payments of $107,000 and $120,000, and automobile purchase payments of $62,000 and $53,000. UNB received $11,000 and $8,000 as reimbursement for automobile tags, titles and taxes in connection with such automobile leases, in 1995 and 1996, respectively. The Company's U.S. subsidiaries also use UNB as their principal disbursement bank. They pay no service charges for such services but are required to maintain compensating balances in lieu of paying service charges. The average daily amount of the compensating balances in the aggregate was approximately $300,000 during 1996. The balance maintained by each subsidiary is fully insured by the Federal Deposit Insurance Corporation.

     The Company believes that all transactions, including loans, with directors, officers, or shareholders of the Company are and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

     TENDER OFFER. On July 9, 1992, Windsor Acquisition Corporation ("Windsor"), a wholly owned subsidiary of the Company, commenced a cash tender offer for the Company's common shares at $6.50 per share. The tender offer was designed to place ownership of the Company with certain members of management and certain insurance brokers who did business with the Company and to provide a fair price to tendering shareholders. A committee of independent directors, with counsel from a national investment banking firm, approved the terms of the tender offer on behalf of the Company and its non-management shareholders. The tender offer was conditioned on the delivery of at least 1,896,186 common shares. A group composed of CenTra, its affiliates, Messrs. M.J. Moroun, Harned and Lech moved to block the tender offer by large open market purchases and private purchases of the Company's common stock. On July 23, 1992, Windsor terminated the tender offer. The Company incurred general and administrative expenses in 1992 of $1.2 million for legal and accounting fees, investment banking services and other expenses related to the tender offer. See "LEGAL PROCEEDINGS".

     CERTAIN DERIVATIVE CLAIMS. In January 1993, a three member committee ("Special Committee"), who are on the board of directors of NAICO and are not named in the lawsuits, was formed to investigate various claims of wrongdoing by certain directors and officers of the Company and to report its findings to the Company and the subsidiaries affected by the alleged wrongs. Despite the Special Committee, CenTra and its affiliates have attempted to prosecute these claims in a derivative action. The derivative claims assert fiduciary misconduct, unjust enrichment, fraud and/or breach of contract in the tender offer, for management bonuses in 1988 and 1989, in the Company's purchase of three management-related agencies in 1988, and for various allegedly improper personal benefits. See "LEGAL PROCEEDINGS". The Special Committee has investigated these derivative claims and concluded the Company should take no action against the individual defendants regarding the claims relating to the tender offer, the management bonuses and the agency purchases. As to the allegedly improper personal benefits, the Special Committee found that some were ordinary and necessary business expenses while others were not. The Special Committee recommended that the recipients reimburse the Company or the affected subsidiaries for all improper personal benefits, the full value of which is approximately $135,000. The respective Boards of Directors of the Company and the affected subsidiaries accepted the report and recommendations of the Special Committee and retained special legal counsel to implement the recommendations of the Special Committee. Messrs. M.J. Moroun, Lech and Harned dissented. The Special Committee's recommendations have been implemented and the reimbursement has been made, but CenTra continues to prosecute its derivative claims.

                                                                         PAGE 36
     ADVANCEMENT OF LITIGATION EXPENSES. In the CenTra litigation, certain officers of the Company and the Company's directors other than Messrs. M.J. Moroun, Harned, Lech and Maestri were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. As of December 31, 1996, such expenses were approximately $1.2 million. As a result of various events in the fourth quarter of 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers policy insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In the third quarter of 1996, the Company recorded an additional estimated recovery of $982,000. The Company received payment for the 1995 claim during 1996 in the amount of $795,000. The Company also expects to file additional claims to recover a portion of certain other related costs although such recoveries may not occur, or may be less than all of the costs.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, together with the related notes thereto and the report of Deloitte & Touche, independent auditors on such financial statements as of December 31, 1996 and for the three years then ended are filed as a part of this Form 10-K. See accompanying Index on page F-1.

          2. FINANCIAL STATEMENT SCHEDULES. The financial statement schedules listed in the accompanying index to consolidated financial statements and schedules are filed as part of this Form 10-K. All other schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information is included in the consolidated financial statements or the notes thereon.

          3.  EXHIBITS.

              3.1  Memorandum of Association of the Company. (2)

              3.2 Articles of Association of the Company and amendments thereto. (2) (1)

              4.1  Specimen Certificate for common shares of the Company. (4)

             10.1 Non-Qualified Stock Option Plan, as amended, adopted at the Shareholder's Annual Meeting on January 19, 1987. (3)

             10.2  Form of Non-Qualified Stock Option Agreement. (1)

             22.1  List of all subsidiaries.

             23.1  Deloitte & Touche consent.
     ----------------------------------------
              (1) Previously filed as an exhibit to Registration No. 33-21381 on Form S-1 and incorporated herein by reference.

              (2) Previously filed as an exhibit to Registration No. 33-5168 on Form S-1 and incorporated herein by reference.

              (3) Previously filed as an exhibit to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

              (4) Previously filed as an exhibit to Registration No. 33-33540 on Form S-2 and incorporated herein by reference.

               Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.

     (b)  Reports on Form 8-K.

          None

                                                                         PAGE 37
                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     CHANDLER INSURANCE COMPANY, LTD.



Date:  April 14, 1997                By:  /S/ W. Brent LaGere
                                        ----------------------------------------
                                                    W. Brent LaGere
                                               Chairman of the Board and
                                                Chief Executive Officer



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.




Date:  April 14, 1997                   /S/ W. Brent LaGere
                                        ----------------------------------------
                                        W. Brent LaGere, Chairman of the Board,
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)




Date:  April 14, 1997                   /S/ Benjamin T. Walkingstick
                                        ----------------------------------------
                                        Benjamin T. Walkingstick, Director




Date:  April 14, 1997                   /S/ Brenda B. Watson
                                        ----------------------------------------
                                        Brenda B. Watson, Director




Date:  April 14, 1997                   /S/ Mark T. Paden
                                        ----------------------------------------
                                        Mark T. Paden, Director, Vice President-
                                        Finance, Chief Financial Officer and
                                        Treasurer (Principal Accounting and
                                        Financial Officer)




Date:  April 14, 1997                   /S/ Richard L. Evans
                                        ----------------------------------------
                                        Richard L. Evans, Director

Date:  April 14, 1997                   /S/ James M. Jacoby
                                        ----------------------------------------
                                        James M. Jacoby, Director




Date:  April 14, 1997                   /S/ Robert L. Rice
                                        ----------------------------------------
                                        Robert L. Rice, Director




Date:  April 14, 1997                   /S/ Paul A. Maestri
                                        ----------------------------------------
                                        Paul A. Maestri, Director




Date:                                   ----------------------------------------
                                        M.J. Moroun, Director




Date:                                   ----------------------------------------
                                        Norman E. Harned, Director




Date:                                   ----------------------------------------
                                        Ronald W. Lech, Director

                                                                        PAGE F-1


                          CHANDLER INSURANCE COMPANY, LTD.


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                     PAGES
                                                               -----------------
FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
     December 31, 1995 and 1996................................       F-2

Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996..........................       F-3

Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996..........................       F-4

Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1994, 1995 and 1996..............       F-5

Notes to Consolidated Financial Statements..................... F-6 through F-23

Independent Auditors' Report on Consolidated Financial
     Statements and Financial Statement Schedules..............       F-24



SCHEDULES

 I   Summary of Investments - Other than Investments
          in Related Parties...................................       F-25

 II  Condensed Financial Information of Registrant.............F-26 through F-28

 III Supplementary Insurance Information.......................       F-29

 IV  Reinsurance...............................................       F-30

 V   Valuation and Qualifying Accounts.........................       F-31

 VI  Supplemental Information (for property-casualty
          insurance underwriters)..............................       F-32

     Schedules other than those listed above are omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.

                                                                        PAGE F-2
                        CHANDLER INSURANCE COMPANY, LTD.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)

                                                               DECEMBER 31,
                                                         -----------------------
                                                            1995         1996
                                                         ----------   ----------
ASSETS
Investments
   Fixed maturities available for sale,
      at estimated fair value............................$ 108,096    $ 109,665
   Fixed maturities held to maturity, at amortized cost
      (estimated fair value $6,147 and $1,675 in
      1995 and 1996, respectively).......................    5,941        1,582
                                                         ----------   ----------
      Total investments..................................  114,037      111,247
Cash and cash equivalents................................    8,524        7,889
Premiums receivable, less allowance for non-collection
   of $177 in both 1995 and 1996.........................   35,058       30,413
Reinsurance recoverable on paid losses, less allowance
   for non-collection of $307 and $491 at 1995
   and 1996, respectively................................    4,485        3,805
Reinsurance recoverable on unpaid losses, less allowance
   for non-collection of $307 at 1995....................   46,777       14,432
Prepaid reinsurance premiums.............................    5,170        5,470
Deferred policy acquisition costs........................    3,800        4,993
Property and equipment, net..............................    6,188        5,934
Other assets.............................................   10,617       11,517
Licenses, net............................................    4,643        4,494
Excess of cost over net assets acquired, net.............    6,517        5,900
Covenants not to compete, net............................    1,133          733
                                                         ----------   ----------
Total assets.............................................$ 246,949    $ 206,827
                                                         ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses............$ 128,794    $  79,639
   Unearned premiums.....................................   31,280       36,009
   Policyholder deposits.................................    4,484        4,016
   Notes payable.........................................      300        4,391
   Accrued taxes and other payables......................    5,669        7,777
   Premiums payable......................................    2,972        2,448
                                                         ----------   ----------
         Total liabilities...............................  173,499      134,280
                                                         ----------   ----------
Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares
      authorized, 7,509,058 and 6,941,708 shares issued
      at 1995 and 1996, respectively.....................   12,540       11,593
   Paid-in surplus.......................................   36,143       34,942
   Capital redemption reserve............................        -          947
   Retained earnings.....................................   25,926       25,951
   Unrealized gain (loss) on investments available for
      sale, net of tax...................................      989         (886)
   Less:  Stock held by subsidiary, at cost
      (567,350 shares in 1995)...........................   (2,148)           -
                                                         ----------   ----------
         Total shareholders' equity......................   73,450       72,547
                                                         ----------   ----------
Total liabilities and shareholders' equity...............$ 246,949    $ 206,827
                                                         ==========   ==========
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        PAGE F-3
                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1994         1995         1996
                                            ----------   ----------   ----------
Premiums and other revenues
   Direct premiums written and assumed......$  98,014    $  98,768    $ 107,943
   Reinsurance premiums ceded...............  (14,380)     (14,128)     (14,228)
                                            ----------   ----------   ----------
      Net premiums written and assumed......   83,634       84,640       93,715
   Increase in unearned premiums............   (2,037)      (3,553)      (4,429)
                                            ----------   ----------   ----------
      Net premiums earned...................   81,597       81,087       89,286

Net investment income.......................    8,675        8,053        7,339
Commissions, fees and other income..........    2,861        3,095        3,620
                                            ----------   ----------   ----------
      Total revenues........................   93,133       92,235      100,245
                                            ----------   ----------   ----------
Operating costs and expenses
   Losses and loss adjustment expenses......   55,872       50,543       53,391
   Policy acquisition costs.................   20,372       23,995       32,123
   General and administrative expenses......   12,651       12,822       14,184
   Litigation expenses, net.................    1,921          285         (108)
                                            ----------   ----------   ----------
      Total operating expenses..............   90,816       87,645       99,590
                                            ----------   ----------   ----------
Income before income taxes..................    2,317        4,590          655
Federal income tax (provision) benefit
   of consolidated U.S. subsidiaries........      157         (812)         317
                                            ----------   ----------   ----------
Net income..................................$   2,474    $   3,778    $     972
                                            ==========   ==========   ==========

Net income per share........................$    0.36    $    0.54    $    0.14


Weighted average common shares and common
   share equivalents outstanding............    6,942        6,942        6,942

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        PAGE F-4
                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1994         1995         1996
                                            ----------   ----------   ----------
OPERATING ACTIVITIES:
   Net income...............................$   2,474    $   3,778    $     972
   Add (deduct):
      Adjustments to reconcile net income
         to cash applied to operations:
         Net realized gains on sale
            of investments..................     (493)        (412)        (140)
         Net (gains) losses on sale
            of equipment....................      (30)           1          (23)
         Amortization and depreciation......    2,672        2,313        2,292
         Provision for non-collection
            of premiums.....................      189          124        1,768
         Provision for non-collection
            of reinsurance recoverables.....      474          440        2,078
      Net change in non-cash balances
         relating to operations:
         Premiums receivable................   (2,688)      (1,575)       2,877
         Reinsurance recoverable on
            paid losses.....................     (323)      (1,388)      (1,250)
         Reinsurance recoverable on
            unpaid losses...................    6,968       10,691       32,197
         Prepaid reinsurance premiums.......     (351)        (581)        (300)
         Deferred policy acquisition costs..      202          205       (1,193)
         Other assets.......................     (779)       1,692         (253)
         Unpaid losses and loss
            adjustment expenses.............  (23,755)     (27,266)     (49,155)
         Unearned premiums..................    2,388        4,133        4,729
         Policyholder deposits..............     (887)      (1,079)        (468)
         Accrued taxes and other payables...    1,473          861        2,108
         Premiums payable...................      421       (1,421)        (524)
                                            ----------   ----------   ----------
      Cash applied to operations............  (12,045)      (9,484)      (4,285)
                                            ----------   ----------   ----------
INVESTING ACTIVITIES:

   Fixed maturities available for sale:
      Purchases.............................  (13,903)     (32,449)     (34,085)
      Sales.................................   16,007        9,364       16,880
      Maturities............................    2,092       15,849       12,967
   Fixed maturities held to maturity:
      Purchases.............................   (1,933)         (35)           -
      Maturities............................    8,100       17,736        4,409
   Cost of property and equipment
      purchased.............................     (654)        (802)        (687)
   Proceeds from sale of property and
      equipment.............................      358          141           95
   Payment for purchase of subsidiary,
      net of cash...........................        -         (216)         (20)
                                            ----------   ----------   ----------
      Cash provided by (applied to)
         investing activities...............   10,067        9,588         (441)
                                            ----------   ----------   ----------
FINANCING ACTIVITIES:

   Proceeds from notes payable..............        -            -        4,500
   Payments on notes payable................        -            -         (409)
                                            ----------   ----------   ----------
   Cash provided by financing activities....        -            -        4,091
                                            ----------   ----------   ----------
Increase (decrease) in cash and cash
   equivalents during the year..............   (1,978)         104         (635)
Cash and cash equivalents at beginning
   of year..................................   10,398        8,420        8,524
                                            ----------   ----------   ----------
Cash and cash equivalents at end of year....$   8,420    $   8,524    $   7,889
                                            ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        PAGE F-5
                        CHANDLER INSURANCE COMPANY, LTD.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                         UNREALIZED
                                                                                            GAIN
                                                               CAPITAL                    (LOSS) ON       STOCK         TOTAL
                                    COMMON       PAID-IN      REDEMPTION     RETAINED    INVESTMENTS,    HELD BY     SHAREHOLDERS'
                                     STOCK       SURPLUS       RESERVE       EARNINGS        NET        SUBSIDIARY      EQUITY
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, January 1, 1994.........$    12,540   $    36,143   $         -   $    19,674   $     1,973   $    (2,148)  $    68,182

Net income.......................          -             -             -         2,474             -             -         2,474

Change in unrealized gain (loss)
   on investments available
   for sale, net of tax..........          -             -             -             -        (7,197)            -        (7,197)
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1994.......     12,540        36,143             -        22,148        (5,224)       (2,148)       63,459

Net income.......................          -             -             -         3,778             -             -         3,778

Change in unrealized gain (loss)
   on investments available
   for sale, net of tax..........          -             -             -             -         6,213             -         6,213
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1995.......     12,540        36,143             -        25,926           989        (2,148)       73,450

Net income.......................          -             -             -           972             -             -           972

Retirement of stock held by
   subsidiary....................       (947)       (1,201)          947          (947)            -         2,148             -

Change in unrealized gain (loss)
   on investments available
   for sale, net of tax..........          -             -             -             -        (1,875)            -        (1,875)
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1996.......$    11,593   $    34,942   $       947   $    25,951   $      (886)  $         -   $    72,547
                                 ============  ============  ============  ============  ============  ============  ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                        PAGE F-6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  BASIS OF PRESENTATION

         Chandler Insurance Company, Ltd. ("Chandler" or the "Company") is a holding company organized and domiciled in the Cayman Islands. The Company's wholly owned subsidiaries are engaged in various property and casualty insurance and reinsurance operations. The property and casualty insurance coverage is primarily for businesses in various industries, political subdivisions, nonstandard private-passenger automobiles and surety bonds for small contractors in the United States of America ("U.S."). One of the subsidiaries principally reinsures risks underwritten by another subsidiary. In addition, one of the subsidiaries operates as an independent insurance agency based in Chandler, Oklahoma, which represents various insurance companies that provide a variety of property-casualty, life and accident and health coverages, and acts as a surplus lines broker specializing in risk management and brokering insurance for high risk ventures.

         Operating revenues, expenses and identifiable assets are primarily from operations outside the Cayman Islands. A substantial part of the business is conducted through individual independent insurance agencies and two underwriting managers, primarily in the Southwest and Midwest areas of the U.S.

         The consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") and are expressed in U.S. dollars. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications of prior years have been made to conform to the 1996 presentation.

    (B)  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all subsidiaries. The following represents the significant subsidiaries:

         > Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), wholly owned subsidiaries of the Company.

         > Chandler (U.S.A.), Inc. ("Chandler USA"), a wholly owned subsidiary of Chandler Barbados.

         > National American Insurance Company ("NAICO"), LaGere and Walkingstick Insurance Agency, Inc. ("L&W") and Network Administrators, Inc. ("Network"), wholly owned subsidiaries of Chandler USA.

         Network was acquired in October 1995 for $620,000 by paying $320,000 in cash and issuing a note payable for $300,000. The acquisition was accounted for as a purchase, and the results of operations have been included in the statements since the date of acquisition.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

    (C)  REVENUE RECOGNITION

         Premiums are generally recognized as earned on a pro rata basis over the policy period. Commission revenues are generally recognized when coverage is effective and premiums are billed.

                                                                        PAGE F-7
    (D)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported based on data available at this time. The methods of determining such estimates and establishing resulting reserves are continually reviewed and updated, and adjustments therefrom are necessary to maintain an adequate reserve for unpaid claims. As more fully explained in Note 3, such estimates are management's best estimates of the expected values. The actual results may vary from these values since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

    (E)  NET INCOME PER SHARE

         Net income per share is based on the weighted average number of shares and common share equivalents outstanding during the period. Common share equivalents include dilutive options and warrants, if any.

    (F)  DEFERRED POLICY ACQUISITION COSTS

         Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agents' commissions and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses. The Company considers anticipated investment income in determining if a premium deficiency exists. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO paid or accrued $722,000, $434,000 and $454,000 during 1994, 1995 and 1996, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $5.1 million, $6.2 million and $3.2 million in 1994, 1995 and 1996, respectively.

    (G)  PROPERTY AND EQUIPMENT

         Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 years to 31 years. Property and equipment consisted of the following at December 31:

                                                          1995           1996
                                                       ----------     ----------
                                                               (In thousands)
Real estate and improvements...........................$   5,324      $   5,351
Other property and equipment...........................    6,961          7,575
                                                       ----------     ----------
                                                          12,285         12,926
Accumulated depreciation...............................   (6,097)        (6,992)
                                                       ----------     ----------
                                                       $   6,188      $   5,934
                                                       ==========     ==========

    (H)  INTANGIBLE ASSETS

         The cost of insurance licenses acquired is amortized over 40 years using the straight-line method. Covenants not to compete are amortized by the straight-line method over 10 years. The excess of cost over net assets acquired is amortized by the straight-line method over 15-17 years. Excess of cost over fair value of net assets acquired is written down if it is probable that estimated undiscounted operating income generated by the related assets will be less than the carrying amount. Intangible assets included the following at December 31:

                                                          1995           1996
                                                       ----------     ----------
                                                             (In thousands)
Licenses...............................................$   5,991      $   5,991
Excess of cost over net assets acquired................   10,717         10,748
Covenants not to compete...............................    4,000          4,000
                                                       ----------     ----------
                                                          20,708         20,739
Accumulated amortization...............................   (8,415)        (9,612)
                                                       ----------     ----------
                                                       $  12,293      $  11,127
                                                       ==========     ==========

                                                                        PAGE F-8
    (I)  POLICYHOLDER DEPOSITS

         NAICO requires certain policyholders to pay a deposit at inception of coverage to secure payment of future premiums and deductibles on claims incurred. It is expressly agreed between NAICO and the policyholder that the funds will be used by NAICO only in the event the policyholder fails to pay any premiums or deductibles when due. NAICO has established a liability for these deposits in an amount equal to that due the policyholders based on insurance premiums reported as of the balance sheet date.

    (J)  INVESTMENTS

         At the time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

         Realized gains and losses on sales of securities are based on the specific certificate identification method and included in net investment income in the accompanying consolidated statements of operations.

    (K)  INCOME TAXES

         The Company recognizes an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if it is more likely than not that some portion of the deferred tax asset will not be realized.

    (L)  CASH AND CASH EQUIVALENTS

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of 14 days or less to be cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

    (M)  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's cash flows from operating activities were reduced by cash paid for interest of $6,000, $8,000 and $141,000 and income taxes of $60,000, $864,000 and $574,000 during 1994, 1995 and 1996, respectively. Cash flows from operating activities were increased by a cash refund of income taxes of $1,666,000 in 1994. Noncash investing activities in 1994 included net unrealized losses on securities available for sale of $9,232,000, less benefit for federal income taxes of $2,035,000, for a net decrease in shareholders' equity of $7,197,000. Noncash investing activities in 1995 included net unrealized gains on securities available for sale of $8,224,000, less provision for federal income taxes of $2,011,000, for a net increase in shareholders' equity of $6,213,000. Noncash investing activities in 1996 included net unrealized losses on securities available for sale of $2,522,000, less benefit for federal income taxes of $647,000, for a net decrease in shareholders' equity of $1,875,000.

         In the 1995 acquisition of Network, the Company acquired assets with a fair value of $686,000 which included $84,000 of cash and $524,000 of goodwill associated with the acquisition. In addition, the Company assumed or created liabilities of $386,000 which included a $300,000 note payable issued in connection with the acquisition. The acquisition resulted in a net cash outflow to the Company of $236,000.

         As more fully explained in Note 11, NAICO and NAICO Indemnity reduced their reinsurance recoverables on unpaid losses, and the liabilities for unpaid losses and loss adjustment expenses by approximately $24.7 million based on certain information obtained in the fourth quarter of 1996.

    (N)  REINSURANCE

         Management believes all of the Company's reinsurance contracts with reinsurers meet the criteria for risk transfer and the revenue and cost recognition provisions in order to be accounted for as reinsurance.
         As more fully explained in Note 11, reinsurance contracts do not relieve the Company from its obligation to policyholders. In addition, failure of reinsurers to honor their obligations could result in losses to the Company.

                                                                        PAGE F-9
NOTE 2. INVESTMENTS AND INVESTMENT INCOME

     Net investment income is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1994       1995       1996
                                                  --------   --------   --------
                                                          (In thousands)
TYPE OF INVESTMENT:

Interest on fixed-maturity investments............$  7,703   $  6,994   $  6,663
Interest on cash equivalents......................     479        647        536
Net realized gains - fixed maturity investments...     493        412        140
                                                  --------   --------   --------
                                                  $  8,675   $  8,053   $  7,339
                                                  ========   ========   ========

     These amounts are net of investment expenses, which are minimal.

     The amortized cost and estimated fair values of investments in fixed maturities are as follows:

                                                                                   GROSS        GROSS      ESTIMATED
                                                                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR        CARRYING
DECEMBER 31, 1995                                                      COST        GAINS        LOSSES       VALUE        VALUE
-----------------------------------------------------------------   ----------   ----------   ----------   ----------   ----------
                                                                                            (In thousands)
FIXED MATURITIES AVAILABLE FOR SALE:

U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $  40,824    $     661    $     (72)   $  41,413    $  41,413
Debt securities issued by foreign governments....................       1,528            -           (7)       1,521        1,521
Corporate obligations............................................      45,695          572          (84)      46,183       46,183
Public utilities.................................................      15,076          216          (59)      15,233       15,233
Mortgage-backed securities.......................................       3,636          110            -        3,746        3,746
                                                                    ----------   ----------   ----------   ----------   ----------
                                                                    $ 106,759    $   1,559    $    (222)   $ 108,096    $ 108,096
                                                                    ==========   ==========   ==========   ==========   ==========
FIXED MATURITIES HELD TO MATURITY:

U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $   5,906    $     207    $      (1)   $   6,112    $   5,906
Corporate obligations............................................          35            -            -           35           35
                                                                    ----------   ----------   ----------   ----------   ----------
                                                                    $   5,941    $     207    $      (1)   $   6,147    $   5,941
                                                                    ==========   ==========   ==========   ==========   ==========

                                                                                   GROSS        GROSS      ESTIMATED
                                                                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR        CARRYING
DECEMBER 31, 1996                                                     COST        GAINS        LOSSES       VALUE        VALUE
-----------------------------------------------------------------   ----------   ----------   ----------   ----------   ----------
                                                                                            (In thousands)
FIXED MATURITIES AVAILABLE FOR SALE:

U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $  43,672    $     295    $    (467)   $  43,500    $  43,500
Debt securities issued by foreign governments....................       2,488           42          (28)       2,502        2,502
Corporate obligations............................................      43,973          141         (868)      43,246       43,246
Public utilities.................................................      15,039           78         (410)      14,707       14,707
Mortgage-backed securities.......................................       5,678           40           (8)       5,710        5,710
                                                                    ----------   ----------   ----------   ----------   ----------
                                                                    $ 110,850    $     596    $  (1,781)   $ 109,665    $ 109,665
                                                                    ==========   ==========   ==========   ==========   ==========
FIXED MATURITIES HELD TO MATURITY:

U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $   1,547    $      96    $      (3)   $   1,640    $   1,547
Corporate obligations............................................          35            -            -           35           35
                                                                    ----------   ----------   ----------   ----------   ----------
                                                                    $   1,582    $      96    $      (3)   $   1,675    $   1,582
                                                                    ==========   ==========   ==========   ==========   ==========

                                                                       PAGE F-10
     The maturities of investments in fixed maturities at December 31, 1996 are shown below:

                               AVAILABLE FOR SALE           HELD TO MATURITY
                             -----------------------     -----------------------
                             AMORTIZED    ESTIMATED      AMORTIZED    ESTIMATED
                                COST      FAIR VALUE        COST      FAIR VALUE
                             ----------   ----------     ----------   ----------
                                               (In thousands)
Due in one year or less......$    9,239   $    9,253     $      416   $      425
Due after one year
     through five years......    47,263       46,919            368          368
Due after five years
     through ten years.......    44,146       43,325            798          882
Due after ten years..........     4,524        4,458              -            -
                             ----------   ----------     ----------   ----------
                                105,172      103,955          1,582        1,675
Mortgage-backed securities,
     which are subject to
     prepayments.............     5,678        5,710              -            -
                             ----------   ----------     ----------   ----------
                             $  110,850   $  109,665     $    1,582   $    1,675
                             ==========   ==========     ==========   ==========

     Realized gains and losses from sales of fixed maturities are shown below:

                                                         GROSS          GROSS
                                                        REALIZED       REALIZED
                                                         GAINS          LOSSES
                                                       ----------     ----------
                                                             (In thousands)
1994...................................................$      613     $      120
1995...................................................       419              7
1996...................................................       178             38

     Chandler Barbados is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for the benefit of the primary insurer ceding such amounts. Chandler Barbados secures such amounts with trust arrangements whereby securities are deposited into a trust account for the benefit of the primary insurer, and by using irrevocable bank letters of credit which are secured by certificates of deposit and other fixed-ncome investments. At December 31, 1996, Chandler Barbados had investments totaling $19,373,000 deposited in a trust account for the benefit of NAICO.

     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 1996, the carrying value of these deposits totaled $10,318,000. NAICO is also required to deposit securities into a trust account related to reinsurance agreements. As of December 31, 1996, the carrying value of these deposits totaled $211,000.

     At December 31, 1996, the total amount of cash and investments restricted as a result of these arrangements was $29,902,000.

     As allowed by authoritative accounting literature, during the period November 15 to December 31, 1995, the Company made a one-time reclassification of $5,442,000 of investment securities from held to maturity to available for sale. The fair value of such securities at the date of transfer was $5,737,000 and the unrealized gain was $295,000. Subsequent to the reclassification but prior to December 31, 1995, the Company sold a portion of such securities having a fair value of $5,393,000 and realized a gain of $256,000.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for losses and loss adjustment expenses were approximately $2,520,000 and $3,615,000 at December 31, 1995 and 1996, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. The Company does not discount the liability for unpaid losses and loss adjustment expenses.

     Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical, repair expenses, costs of providing legal defense for policyholders, increased jury awards, and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold.

                                                                       PAGE F-11
     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1994         1995         1996
                                            ----------   ----------   ----------
                                                       (In thousands)
Net balance before provision for
   uncollectible reinsurance at
   beginning of year (includes
   reclassification of Pool
   liabilities of $11,382) (1)..............$ 110,253    $  97,894    $  81,388
                                            ----------   ----------   ----------
Net losses and loss adjustment expenses
incurred related to:
   Current year.............................   54,753       50,975       53,314
   Prior years..............................    1,119         (432)          77
                                            ----------   ----------   ----------
      Total.................................   55,872       50,543       53,391
                                            ----------   ----------   ----------
Net paid losses and loss adjustment
   expenses related to:
   Current year.............................  (18,433)     (21,106)     (23,836)
   Prior years..............................  (49,798)     (45,943)     (46,513)
                                            ----------   ----------   ----------
      Total.................................  (68,231)     (67,049)     (70,349)
                                            ----------   ----------   ----------
Net balance before provision for
   uncollectible reinsurance................   97,894       81,388       64,430
Adjustments to reinsurance recoverables
   on unpaid losses for uncollectible
   reinsurance..............................      698          629          777
                                            ----------   ----------   ----------
Net balance at end of year..................$  98,592    $  82,017    $  65,207
                                            ==========   ==========   ==========
--------------------------------------------

(1) NAICO participates in various voluntary and involuntary insurance pools and associations ("Pools"). The reclassification of Pool liabilities represents the Company's proportionate share of unpaid losses resulting from NAICO's participation in various Pools. Subsequent to December 31, 1994, changes in the estimate for and payments of Pool liabilities are included with changes in the estimate for and payments of all other claim liabilities.

     NAICO does not ordinarily insure against environmental matters as that term is commonly used. However, in some cases, regulatory filings made on behalf of an insured can make NAICO directly liable to the regulatory authority for property damage which could include environmental pollution. In those cases NAICO ordinarily has recourse against the insured or the surety bond principal for amounts paid. NAICO has insured certain trucking companies and pest control operators who are required to provide proof of insurance which in some cases assures payment for clean-up and restoration of damage resulting from sudden and accidental release or discharge of contaminants or other substances which may be classified as pollutants. NAICO also provides surety bonds for construction contractors who use or have control of such substances and for contractors who remove and dispose of asbestos as a part of their contractual obligations.
NAICO also insures independent oil and gas producers who may purchase coverage for the escape of oil, saltwater, or other substances which may be harmful to persons or property, but may not generally be classified as pollutants.
Chandler Barbados reinsures a portion of those risks. The Company maintains claims records which segregate this type of risk for the purpose of evaluating environmental risk exposure. Based upon the nature of such lines of business with insureds of the Company, and current data regarding the limited severity and infrequency of such matters, it appears that potential environmental risks are not a significant portion of claims reserves and therefore would not likely have a material impact, if any, on the financial condition of the Company.

NOTE 4. NOTES PAYABLE

     On September 3, 1996, Chandler USA entered into a three year loan agreement with a bank having a principal amount of $4,500,000 and a floating interest rate at Wall Street Journal Prime. Monthly payments are $142,000 including principal and interest. The interest rate was 8.25% at December 31, 1996. The bank note is collateralized by the shares of NAICO stock owned by Chandler USA. Among other things, the loan agreement precludes Chandler USA from paying shareholder dividends, issuance of stock and limits indebtedness. Proceeds from the note were used to repay intercompany advances from Chandler Barbados. The principal balance of the note was $4,166,000 at December 31, 1996.

     Chandler USA has a note payable related to the acquisition of Network with a balance of $225,000 at December 31, 1996. The note has an interest rate of 7% and is payable in annual installments of $75,000 plus interest on October 11, 1997, 1998 and 1999.

     The annual maturities of the notes payable are $1,484,000, $1,606,000 and $1,301,000 for 1997, 1998 and 1999, respectively.

                                                                       PAGE F-12

NOTE 5. SHAREHOLDERS' EQUITY

CAPITAL STOCK

     On May 7, 1988, the Company's shareholders authorized the issuance of up to 3,000,000 preferred shares with a par value of $1.00. No preferred shares have been issued as of December 31, 1996.

     The provisions of Article XI of the Company's Articles of Association, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more or the common shares (and its affiliates and associates) if the Continuing Directors deny approval. In addition to the regulatory oversight of NAICO by the Nebraska Department of Insurance, the Company is also subject to regulation under the Nebraska Insurance Holding Company Systems Act (the "Holding Company Act"). In addition to various reporting requirements imposed on the Company, the Holding Company Act requires any person who seeks to acquire or exercise control over NAICO (which is presumed to exist if any person owns 10% or more of the Company's outstanding voting stock) to file certain applications with the Nebraska Department of Insurance regarding their proposed ownership of such shares.

     In 1996, the Company acquired 567,350 shares of its stock previously held by Chandler USA and retired the shares. In accordance with the Companies Law (1995 Revision) of the Cayman Islands, the Company established the capital redemption reserve fund in the amount of $947,000 which is reflected as a component of shareholders' equity in the consolidated balance sheet as of December 31, 1996.

     Under Section 953(c) of the Internal Revenue Code of 1986 as amended (the "Code"), if U.S. persons indirectly own (i.e., through ownership of the Company) 25% or more of the total combined voting power of all classes of Chandler Barbados' stock entitled to vote or 25% or more of the total value of Chandler Barbados' stock, then each such person is required to include in his gross income a portion of any insurance income of Chandler Barbados attributable to a policy of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a related person to a shareholder in Chandler Barbados ("related person insurance income" or "RPII"). Under these rules, all U.S. persons who own stock in the Company (including Chandler's U.S. subsidiaries) would generally be required, subject to the exception discussed hereinafter, to include in their gross incomes a portion of the RPII received by Chandler Barbados from NAICO. However, related person insurance income of Chandler Barbados need not be included in the income of a U.S. person who is not a "United States shareholder," as defined in Section 951(b) of the Code, if, at all times during Chandler Barbados' taxable year, less than 20% of the total combined voting power of all classes of stock of Chandler Barbados and less than 20% of the total value of Chandler Barbados is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by Chandler Barbados, or who are related persons to any such person.

     See Note 7 regarding possible taxation of certain income of the Company to U.S. shareholders with certain ownership percentages.

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     Chandler, Chandler Barbados, NAICO Indemnity and NAICO are required to file financial statements with insurance regulatory authorities. Chandler and NAICO Indemnity file financial statements with The Monetary Authority in the Cayman Islands, and Chandler Barbados files financial statements with the Supervisor of Insurance in Barbados. NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from U.S. GAAP. Statutory net income and statutory surplus of NAICO are as follows:

                                               1994         1995         1996
                                            ----------   ----------   ----------
                                                       (In thousands)
Statutory net income........................$    1,795   $    1,123   $      998
Statutory surplus...........................$   39,888   $   40,594   $   42,373

     Chandler, NAICO Indemnity and Chandler Barbados are also required to maintain net worth subject to minimum requirements imposed by the applicable regulatory authorities. Chandler and NAICO Indemnity are required to maintain a net worth of the greater of (i) $120,000, or (ii) an amount equal to 20% of their net premiums earned. Chandler Barbados must have assets exceeding liabilities by (i) $125,000 where the premium income in the previous year did not exceed $750,000; (ii) 20% of the premium income for the preceding year where the premium income exceeded $750,000 but did not exceed $5,000,000; or (iii) the aggregate of $1,000,000 and 10% of the amount by which the premium income in that fiscal year exceeded $5,000,000, where the premium income for that year exceeded $5,000,000.

                                                                       PAGE F-13

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property-casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards.

     At periodic intervals, various insurance regulatory authorities routinely examine the required financial statements as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to regulations which restrict their ability to pay shareholder dividends. The payment of cash shareholder dividends by Chandler Barbados to the Company is limited to its earned surplus (approximately $36.7 million at December 31, 1996) and margin of solvency requirements. The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Nebraska Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year (statutory net income excluding realized capital gains from the second and third preceding years, less any dividends paid, may be carried forward), or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 1997 without the approval of the Nebraska Department of Insurance is approximately $3.6 million.

     The payment of shareholder dividends depends upon the earnings, financial position and cash requirements of the Company, as well as regulatory limitations, including such other factors as the Board of Directors may deem relevant. Chandler Barbados and NAICO (during the ownership by the Company) have not paid any cash shareholder dividends as of December 31, 1996.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $9.7 million as of December 31, 1996). NAICO paid approximately $482,000, $452,000 and $526,000 in policyholder dividends during 1994, 1995 and 1996, respectively.

     See Note 4 regarding a bank loan which precludes Chandler USA from paying shareholder dividends.

NOTE 6. STOCK OPTIONS AND WARRANTS

     The Company has a non-qualified stock option plan (the "Plan") for which the Company has reserved an aggregate of 968,750 shares of its common stock subject to adjustment for reorganizations, recapitalizations, stock splits or similar events, for issuance upon exercise of options to be granted under the Plan. Options are granted at a purchase price of the fair market value as of the grant date. Shares of common stock subject to the unexercised portions of any options granted under the Plan which terminate or are canceled may again be subject to reissuance under the Plan. Officers of the Company and its subsidiaries are eligible to receive options under the Plan. The Plan is administered by a committee of the Company's outside directors appointed by the Board of Directors of the Company.

     Activity pursuant to the Plan and other arrangements is as follows:

                        NON-QUALIFIED            OTHER
                      STOCK OPTION PLAN     STOCK OPTIONS          WARRANTS
                      ------------------  ------------------  ------------------
                                EXERCISE            EXERCISE            EXERCISE
                       SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                      --------  --------  --------  --------  --------  --------
Outstanding at
  January 1, 1994..... 93,750   $  7.60    30,000   $ 11.38         -   $     -
  Expired.............(93,750)     7.60   (30,000)    11.38         -         -
                      --------  --------  --------  --------  --------  --------
Outstanding at
  December 31, 1994,
    1995 and 1996.....      -   $     -         -   $     -         -   $     -
                      ========  ========  ========  ========  ========  ========

                                                                       PAGE F-14
NOTE 7. INCOME TAXES

     Chandler, Chandler Barbados and NAICO Indemnity have received tax concessions from the Cayman Islands and Barbados governments for all taxes levied on profits, income, gains and appreciation that are valid through September 30, 2003, May 19, 2003 and March 10, 2012, respectively. Accordingly, no income taxes have been provided. The companies do not consider themselves engaged in a trade or business within the United States and therefore are not subject to United States Federal income tax. Should the Internal Revenue Service ("IRS") determine that any of the companies are engaged in a trade or business within the United States and has not filed a federal income tax return, such company may be subject to federal income tax and may not be allowed any deductions or credits in determining its tax liability.

     In late 1994 the IRS proposed increases in federal income tax and the imposition of federal withholding tax and penalties payable by Chandler USA and its wholly owned subsidiaries for calendar years 1989 through 1992 in the approximate amount of $2.5 million plus interest. The proposed adjustments to the federal income tax liability were attributable in part to a proposed increase in the income of Chandler USA for calendar year 1992 in the amount of $348,000 which, the IRS asserted, was Chandler USA's share of the Company's subpart F income for that year. The remaining proposed increase in income tax arose from the disallowance of deductions for certain expenses (primarily litigation costs - see Note 10), incurred by Chandler USA in calendar years 1991 and 1992, and the subsequent disallowance of a net operating loss carryback to calendar years 1989 through 1991. The proposed withholding tax assessment arose out of an assertion by the IRS that certain of the non-deductible expenses were incurred for the benefit of the Company, that they should be treated as a deemed distribution by Chandler USA to the Company, and as such should be subject to a 30% U.S. withholding tax. Chandler USA did not agree with the adjustments and filed a written protest of the proposed adjustments on December 23, 1994.

     The IRS contended that Chandler Barbados did not qualify for the exception to the inclusion of RPII for all U.S. persons who hold the Company's stock, because the Company owns more than 20% of the voting power and value of Chandler Barbados, and the Company is a related party to NAICO, which purchases reinsurance from Chandler Barbados. However, the Company believes, and asserted to the IRS that U.S. persons who hold less than 5.5% of the stock of the Company should not be required to include any RPII of Chandler Barbados in their income. The IRS has agreed with the Company's position on this issue, and a formal closing agreement was executed in 1996.

     During the fourth quarter of 1995, after numerous discussions and preliminary consensus with the IRS, Chandler USA made a provision for possible assessments of additional taxes through 1992 and additional taxes attributable to amended returns for 1993 and 1994 in the amount of $536,000. During 1996, the IRS and Chandler USA executed a formal closing agreement, Chandler USA paid the taxes for the open tax years (1989 through 1994) and the IRS closed its examination.

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996. Chandler USA has been informed by the IRS that there are no proposed adjustments to tax liabilities; however, a formal report has not yet been issued.

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differs from that expected using U.S. Federal enacted income tax rates for the following reasons:

                                               1994         1995         1996
                                            ----------   ----------   ----------
                                                       (In thousands)
Computed tax expense at 34%.................$     787    $   1,561    $     233
Increase (decrease) in income
  taxes resulting from:
  Benefit from income not subject
    to U.S. Federal income tax..............   (1,340)      (2,086)        (943)
  Amortization of licenses and
    other intangibles.......................      368          368          380
  Tax on 1995 subpart F income..............        -          114            -
  Settlement of U.S. Federal income tax
    liability through 1992 and adjustments
    to prior years' accruals................      100          724            -
  Nontaxable income from legal settlement...        -            -         (110)
  Other, net................................      (72)         131          133
                                            ----------   ----------   ----------
Federal income tax provision (benefit)......$    (157)   $     812    $    (317)
                                            ==========   ==========   ==========

                                                                       PAGE F-15
     U.S. Federal income tax expense (benefit) consists of:

                                             CURRENT       DEFERRED     TOTAL
                                            ----------   ----------   ----------
                                                       (In thousands)
1994........................................$     877    $  (1,034)   $    (157)
1995........................................      845          (33)         812
1996........................................     (592)         275         (317)

     Deferred tax expense (benefit) relating to temporary differences includes the following components:

                                               1994         1995         1996
                                            ----------   ----------   ----------
                                                       (In thousands)
Loss reserve discounts......................$  (1,304)   $     174    $     450
Unearned premiums...........................     (297)        (250)        (292)
Deferred policy acquisition costs...........      (24)          20          158
Reserve for uncollectible accounts..........      (89)        (153)          45
Depreciation and lease expense..............      220           21         (134)
Net operating loss carryforwards - Federal..      648            -            -
Other.......................................     (188)         155           48
                                            ----------   ----------   ----------
                                            $  (1,034)   $     (33)   $     275
                                            ==========   ==========   ==========

     The tax effect of temporary differences between the consolidated financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset, which is included in other assets, at December 31, relate to the following:

                                                            1995         1996
                                                         ----------   ----------
                                                              (In thousands)
Deferred tax assets:
   Loss reserve discounts................................$   4,047    $   3,597
   Unearned premiums.....................................    1,474        1,767
   Reserve for uncollectible accounts....................      273          227
   Unrealized loss on investments available for sale.....        -          299
   Net operating loss carryforwards - State..............    1,201        1,361
   Other.................................................      176          128
Valuation allowance......................................   (1,201)      (1,361)
                                                         ----------   ----------
Total deferred tax assets................................    5,970        6,018
                                                         ----------   ----------
Deferred tax liabilities:
   Deferred policy acquisition costs.....................    1,022        1,180
   Depreciation and lease expense........................    1,041          907
   Unrealized gain on investments available for sale.....      348            -
                                                         ----------   ----------
Total deferred tax liabilities...........................    2,411        2,087
                                                         ----------   ----------
Net deferred tax asset...................................$   3,559    $   3,931
                                                         ==========   ==========

     At December 31, 1996, Chandler USA had available for Oklahoma state tax purposes net operating loss carryforwards totaling approximately $22.7 million which expire in the years 2003 through 2012. A valuation allowance has been provided for the tax effect of the state net operating loss carryforwards since realization of such amounts is not assured.

NOTE 8. EMPLOYEE BENEFIT PLANS

     Chandler USA and subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Code. All full time employees who meet certain eligibility requirements may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, not to exceed $9,500 per year as indexed. During 1994 and 1995, Chandler USA matched 50% of employee contributions up to a maximum employer contribution of $1,000 per year per employee. Beginning January 1, 1996, the Company matched 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $3,475 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $132,000, $402,000 and $249,000 for 1994, 1995 and
1996, respectively.

                                                                       PAGE F-16
NOTE 9. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The estimated fair values of the Company's fixed-maturity investments are disclosed at Note 2. Based on the nature of the Company's remaining financial instruments which include premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, the Company has concluded that the carrying value of these items approximates their fair value as of December 31, 1996.

NOTE 10. LITIGATION

CENTRA LITIGATION -- TENDER OFFER

     On July 9, 1992, Windsor Acquisition Corporation ("Windsor"), a wholly owned subsidiary of the Company, commenced a cash tender offer for the Company's common shares at $6.50 per share. The tender offer was designed to place ownership of the Company with certain members of management and certain insurance brokers who did business with the Company and to provide a fair price to tendering shareholders. A committee of independent directors, with counsel from a national investment banking firm, approved the terms of the tender offer on behalf of the Company and its non-management shareholders. The tender offer was conditioned on the delivery of at least 1,896,186 common shares. A group composed of a large shareholder of the Company, CenTra, Inc. and certain of its affiliates ("CenTra"), Messrs. M.J. Moroun, Lech and Harned (who are directors of the Company and present or former officers of CenTra) moved to block the tender offer by large open market purchases and private contracted offers to purchase the Company's common stock. Through the above transactions, CenTra and its affiliates acquired, or contracted to acquire, an additional 26.5% of the Company's common stock, bringing their total claimed stock ownership to 49.2%
(the "Moroun Group").   On July 23, 1992, Windsor terminated the tender offer.
The Company's subsidiaries incurred general and administrative expenses in 1992 of $1.2 million for legal and accounting fees, investment banking services and other expenses related to the tender offer.

CENTRA LITIGATION -- OKLAHOMA

     On July 16, 1992, CenTra, Messrs. M.J. Moroun, Lech and Harned filed a lawsuit in the United States District Court for the Western District of Oklahoma against the Company, certain subsidiaries, and various individuals including certain officers and employees of the Company, its subsidiaries and the remaining directors of the Company, except Mr. Paul Maestri. The plaintiffs second amended complaint (i) asserts violations of federal securities laws and breach of contract claim in a 1988 stock purchase; (ii) asks the court to declare invalid and unenforceable a corporate resolution based on Article XI of the Company's Articles of Association (prohibiting certain business combinations) that prohibits CenTra from voting their shares of the Company's common stock; and (iii) asserts 13 derivative claims for fiduciary misconduct, unjust enrichment, fraud and/or breach of contract in the 1992 tender offer, management bonuses in 1988 and 1989, in the Company's purchase of three management-related agencies in 1988, and assorted improper personal benefits. All of these derivative claims seek unspecified damages, restitution, and/or injunctive relief on behalf of the Company, including punitive damages, attorneys' fees and costs. In 1994 the plaintiffs made a request to file a third amended complaint. The Court denied that request.

     The Company has also asserted a counterclaim against M.J. Moroun, individually, based upon his alleged violation of Section 16(b) of the Securities Exchange Act of 1934 regarding "short swing" profits. The Company seeks damages of $458,313 plus interest, costs and attorney's fees. The claim is based upon the 1992 stock transactions described above.

     A three member committee ("Special Committee"), who are on the Board of Directors of NAICO and are not named in the lawsuits, has investigated the derivative claims. The Special Committee concluded the Company should take no action against the individual defendants regarding the claims relating to the tender offer, the management bonuses and the agency purchases. As to the allegedly improper personal benefits, the Special Committee found that some were ordinary and necessary business expenses while others were not. The Special Committee recommended that the recipients reimburse the Company or the affected subsidiaries for all improper personal benefits, the full value of which was $135,000. The respective Boards of Directors of the Company and the affected subsidiaries accepted the report and recommendations of the Special Committee and retained special legal counsel to implement the recommendations of the Special Committee. Messrs. M.J. Moroun, Lech and Harned dissented. The Special Committee's recommendations have been implemented but CenTra continues to prosecute its derivative claims.

                                                                       PAGE F-17

     On July 20, 1992, CenTra sued NAICO and two of its officers in Michigan for the wrongful cancellation of insurance policies. The case was removed to the U.S. District Court for the Eastern District of Michigan. After two extensions, the policies were canceled effective on September 5, 1992. Plaintiff also seeks an order compelling NAICO to pay reinsurance premiums directly to CenTra's captive reinsurer instead of a reinsurance trust. CenTra deposited $700,000 with the court clerk under court order as security for premiums due. On October 13, 1992, the Court granted defendants' motion to transfer this action to Oklahoma. On January 27, 1993, plaintiff filed an application in the Court of Appeals for the Sixth Circuit contending that the district court abused its discretion by transferring the case to Oklahoma. The application was denied. NAICO has filed a claim seeking payment of the unpaid premiums. Trial began on February 13, 1997.

     See Note 11 regarding settlement of certain litigation with DuraRock Underwriters, Ltd. ("DuraRock"), an affiliate of CenTra, and related reinsurance obligations assumed by National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union").

CENTRA LITIGATION -- NEBRASKA

     NAICO, which is domiciled in Nebraska, is regulated by the Nebraska Department of Insurance (the "Department"). The Department requires a Form A application from anyone seeking to acquire control, directly or indirectly, of an insurance company regulated by the Department. CenTra and its affiliates filed a Form A application with the Department to which the Company and certain of its affiliates objected. On October 28, 1992, the Department denied the Form A application. The Department found that (1) the financial condition of the CenTra group might jeopardize the financial stability of NAICO or prejudice the interest of policyholders; (2) the competence, experience, and integrity of the CenTra group is such that it would not be in the best interest of the policyholders, NAICO or the public for the CenTra group to control NAICO; and
(3) the acquisition is likely to be hazardous or prejudicial to the public.

     The CenTra group appealed the Department's order to the Lancaster County District Court for the State of Nebraska. That court affirmed the Department's order on September 21, 1993. On December 1, 1995 the Nebraska Supreme Court affirmed the Department and the district court decisions. On May 13, 1996, the U.S. Supreme Court declined to review the decision of the Nebraska Supreme Court.

     NEBRASKA COURT ACTION. In the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the Company's 1995 third quarter report on Form 10-Q, the Company reported on an action pending in the U.S. District Court for the District of Nebraska. That action was dismissed by the court on October 4, 1995.

     On October 6, 1995 Agnes Anne Moroun purported to acquire 1,441,000 shares of the voting stock of the Company (the "Shares") from Can-Am Investments, Ltd., an affiliate of three of the Company's directors, M.J. Moroun, Norman E. Harned, and Ronald W. Lech. In response to that action, NAICO filed an action on October 11, 1995 in the District Court of Lancaster County, Nebraska seeking an order sequestering the Shares based upon alleged violations of the Nebraska Holding Company Systems Act and orders of the Nebraska Department of Insurance. NAICO also sought a temporary order enjoining further transfers of the Shares and an order requiring the custodian of the Shares, Dean Witter, to tender them to the court. Agnes Anne Moroun, M.J. Moroun, Norman E. Harned, and others removed the action to the U.S. District Court for the District of Nebraska on October 17, 1995, the day prior to the scheduled hearing on NAICO's application for temporary relief. The Nebraska Department of Insurance intervened on that same date requesting relief substantially similar to that requested by NAICO. Nevertheless, the Honorable Warren K. Urbom conducted a hearing on October 18, 1995 and on October 30, 1995 granted the relief requested by NAICO. On October 31, 1995 the order was amended and was extended to 700 shares held by Can-Am Investments, Ltd. and was extended to include the CenTra Group's claim to rights to acquire stock. Dean Witter was directed to cause share certificates to be issued and delivered to the Clerk of the U.S. District Court for the District of Nebraska. On November 8, 1995 the share certificates were issued listing Can-Am Investments, Ltd. as the shareholder of 1,441,700 shares pursuant to the order of the court. On November 2, 1995, Agnes Anne Moroun and the other defendants filed responsive pleadings and counterclaims against NAICO and the Director of Insurance of the State of Nebraska ("Insurance Director"). The counterclaims seek declaratory relief confirming the validity of the purported October 6, 1995 transfer of the Shares and that the Insurance Director and the courts of the State of Nebraska are without authority to sequester the Shares. The counterclaims also seek a judgment determining that NAICO's current management controls the Company without the approval of the Insurance Director and incidental relief. On July 26, 1996, the court ruled in favor of NAICO on a portion of the motion and has the remainder under consideration.

     On October 16, 1996, Chandler Voting Stock Trust filed with the Department a Form A application seeking to transfer ownership of stock in the possession of the Nebraska District Court to a proposed trust. The applicant purports to be a trust which, subject to Department approval, would acquire under a trust agreement with Can-Am Investments, Ltd., CenTra, Inc. and Ammex, all of their shares of Chandler stock. The trustees of the trust are five individuals, Jay Eric Lundby, Joseph Lughes, Sr., Donald J. Ford, George B. Flannigan and Michael
E. Eck. On December 16, 1996, the Department entered an order dismissing the Form A application concluding it had no jurisdiction in view of the stock held by the Nebraska District Court. The applicants have appealed this order to the Lancaster County District Court of the State of Nebraska. The CenTra group has filed a motion to intervene in that proceeding. The appeal remains pending and no briefs or dispositive rulings have been filed in this case.

                                                                       PAGE F-18

     At the present time the Company is actively participating in court proceedings, possible discovery actions and rights of appeal concerning these various matters; therefore, the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations. The Company has incurred approximately $2.5 million, $2.1 million, $1.9 million, $1.1 million and $857,000 during 1992, 1993, 1994, 1995 and 1996, respectively, in costs associated with the defense and litigation of these matters which includes amounts advanced as discussed below. As a result of various events in the fourth quarter of 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers policy insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In the third quarter of 1996, the Company recorded an additional estimated recovery of $982,000. The Company received payment for the 1995 claim during 1996 in the amount of $795,000. The Company also expects to file additional claims to recover a portion of certain other related costs although such recoveries may not occur, or may be less than all of the costs. The Company is unable to predict the final resolution of these legal proceedings, and accordingly expects to incur higher than normal legal costs in future periods. Due to the inherent uncertainties of such legal proceedings and the unpredictability of CenTra's future actions, the Company cannot predict the outcome of such litigation with certainty or the rate at which such defense and litigation costs will be incurred in the future. The Company intends to defend vigorously the claims asserted by plaintiffs. The Company will prosecute its counterclaims, and may file additional counterclaims against plaintiffs. The Company has moved to dismiss the derivative claims based upon the Company's action in dealing with the subject of the claims and the unfitness of the plaintiffs to prosecute the claims. The individual officers, directors and/or employees, who are represented by separate counsel in this case, have also disputed plaintiffs' allegations of wrongful conduct. The Company's directors, other than Messrs. M.J. Moroun, Harned, Lech and Maestri and certain officers of the Company were named as defendants in the CenTra litigation. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. As of December 31, 1996, such expenses were approximately $1.2 million. In addition, see Note 12 for other CenTra relationships and related party transactions, including amounts due from or to the CenTra group. Except for the recovery of a portion of the litigation costs, no provision has been made in the accompanying consolidated financial statements for the effects, if any, of such pending litigation.

OTHER LITIGATION

     On September 14, 1992, shareholder Diane Semon filed a derivative action against the Company and certain directors and officers alleging breach of fiduciary duties and waste of corporate assets in connection with the termination of the 1992 tender offer. Plaintiff had filed the action as a derivative claim on behalf of the Company to recover $1.2 million incurred in connection with the tender offer. Although the defendant directors and officers named are different than those named in the CenTra derivative claims, the claim is substantially similar to a claim asserted by the CenTra plaintiffs as one of their derivative claims. The complaint asks for declaratory, injunctive and monetary relief. The case was removed to the U.S. District Court for the Northern District of Texas and was later transferred to the U.S. District Court for the Western District of Oklahoma. On February 10, 1997, plaintiff filed a voluntary dismissal of her claim in this case.

     NAICO is continuously involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against itself. While certain of these matters involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on the Company's consolidated financial position or results of operations. However, the significance of these matters on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcomes.

     At the present time the Company is actively participating in court proceedings, possible discovery actions and rights of appeal concerning these various legal proceedings; therefore, the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations. However, due to the CenTra trial which began in February 1997, significant legal expenses were incurred in the fourth quarter of 1996 and are also anticipated in the first quarter of 1997. Accordingly, except as noted above, no provisions have been made in the accompanying consolidated financial statements for the effects, if any, of such pending legal proceedings.

NOTE 11. COMMITMENTS AND CONTINGENCIES

REINSURANCE

     In the ordinary course of business, NAICO and NAICO Indemnity cede insurance to other insurers and reinsurers under various reinsurance treaties that cover individual risks or entire classes of business. Reinsurance provides greater diversification of business written and also reduces NAICO's and NAICO Indemnity's exposure arising from high limits of liability or from hazards of an unusual nature. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

                                                                       PAGE F-19

     NAICO has structured separate reinsurance programs for surety bonds, property, workers compensation, and casualty (including automobile liability and physical damage, general liability, umbrella liability, and related professional liability). Chandler Barbados reinsures NAICO for a portion of the risk on the surety bond, workers compensation and casualty reinsurance programs. Under the current workers compensation reinsurance program, the combined net retention for NAICO and Chandler Barbados is $1,000,000 of loss per occurrence. The combined net retention under the casualty reinsurance program is $500,000 of loss per occurrence. The combined net retention under the surety bond reinsurance program is $500,000 per bond or per principal (e.g. contractor). NAICO retains 30% of the first $500,000 of risk for each loss per location under its property reinsurance program. Under the group accident and health program, NAICO retains the first $50,000 in excess of the self-insured retention for each insured person, each policy, and the first $100,000 (or the first $250,000 for cases exceeding 400 covered employees) of losses in excess of the self-insured aggregate retention.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also reinsures on a facultative basis when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers underwriting results and NAICO's desired retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 and July 1 of each year. NAICO renewed all January 1 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs on April 1 and July 1.

     In formulating its reinsurance programs, NAICO considers numerous factors, the most important of which are the financial stability of the reinsurer, including its ability to provide sufficient collateral if required, coverage offered and price.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. In 1995, NAICO elected to commute the unpaid losses and loss adjustment expenses related to reinsurance contracts covering certain business written in 1993, 1994 and 1995 which resulted in an increase in net premiums earned of $2,285,000. NAICO elected to commute similar reinsurance contracts in 1994 (covering certain business written in 1992 and 1993) which resulted in an increase in net premiums earned of $1,354,000. In 1996, NAICO reviewed the historical results for reinsurance contracts with similar commutation provisions and began accruing for such commutations where a commutation election was considered likely, which resulted in an increase in net premiums earned of $730,000. NAICO increased its net unpaid losses and loss adjustment expenses by $400,000 in 1994 as a result of the respective commutations. There was no increase in unpaid losses and loss adjustment expenses for the 1995 commutation elections and the 1996 commutation accrual.

     On May 23, 1996, an arbitration award was made against New York Life Insurance Company, Security Benefit Life Insurance Company and Standard Insurance Company (the "reinsurers") and in favor of NAICO but for $1.1 million less than had been expected. NAICO reduced its reinsurance recoverables accordingly and charged this amount to policy acquisition costs. A final award was made by the arbitration panel on July 19, 1996. On July 30, 1996 the reinsurers requested that the arbitrators reconsider the award and, accordingly, have not yet paid the amounts ordered to be paid under the award. On August 9, 1996, NAICO filed suit in the U.S. District Court for the District of Nebraska against the reinsurers to enforce the arbitration award.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. NAICO charged $474,000, $440,000 and $2,077,000 to policy acquisition costs during 1994, 1995 and 1996, respectively, for estimated uncollectible reinsurance recoverables from certain unaffiliated reinsurers.

     As a part of a settlement of certain litigation with CenTra (see Note 10), National Union agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Since that date NAICO and NAICO Indemnity had been unable to obtain loss information which would allow adjustments to be made to the reinsurance recoverables on unpaid losses, and to the liabilities for unpaid losses and loss adjustment expenses of approximately $32.1 million as previously presented in the consolidated balance sheets. In the fourth quarter of 1996 NAICO and NAICO Indemnity obtained this information and reduced the previous amount of $32.1 million to $7.4 million. The effect of this change on the Company's 1996 consolidated results of operations was not significant, and there was no cash received or paid by the Company in regards to the change.

     Chandler Barbados has recorded a payable of approximately $2.0 million for losses and loss adjustment expenses, net of related premiums receivable, attributable to reinsurance business assumed from DuraRock based on information provided by CenTra or its affiliates. Liberty Bell Agency, Inc., an affiliate of CenTra, has reported that the claims have been paid and has billed Chandler Barbados accordingly. Chandler Barbados had previously reserved $2.6 million for these claims, net of the related premiums, as of December 31, 1995. Certain issues regarding these claims are the subject of an arbitration proceeding.

                                                                       PAGE F-20
     The effect of reinsurance on premiums written and earned was as follows:

                        1994                  1995                  1996
                --------------------  --------------------  --------------------
                 WRITTEN    EARNED     WRITTEN    EARNED     WRITTEN    EARNED
                ---------  ---------  ---------  ---------  ---------  ---------
                                         (In thousands)
Direct..........$ 95,653   $ 91,519   $ 95,520   $ 92,021   $103,801   $ 98,550
Assumed.........   2,361      4,107      3,248      2,614      4,142      4,664
Ceded........... (14,380)   (14,029)   (14,128)   (13,548)   (14,228)   (13,928)
                ---------  ---------  ---------  ---------  ---------  ---------
Net premiums....$ 83,634   $ 81,597   $ 84,640   $ 81,087   $ 93,715   $ 89,286
                =========  =========  =========  =========  =========  =========

     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $11.6 million, $6.6 million and $4.2 million for 1994, 1995 and 1996, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts a substantial part of its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 1996 were $30.4 million. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 1996, the Company maintained custody of such letters of credit securing these and other transactions totaling approximately $11.7 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements.

     NAICO's largest unaffiliated independent insurance agent was responsible for underwriting $16.1 million, $11.0 million and $5.8 million of NAICO's direct written and assumed premiums for the standard property-casualty program during 1994, 1995 and 1996, respectively. As of December 31, 1996, premiums receivable and currently due from this agent were $934,000.

     NAICO's largest underwriting manager was responsible for underwriting $5.9 million, $11.5 million and $11.9 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program in 1994, 1995 and 1996, respectively. Premiums receivable and currently due from this underwriting manager were $596,000 at December 31, 1996. Management will continue to review the underwriting performance of NAICO's nonstandard private-passenger automobile programs in 1997.

     Midwest Indemnity Corp. ("Midwest") was the principal underwriting manager for NAICO's surety bond program and was responsible for underwriting $14.7 million, $8.2 million and $1.0 million of NAICO's direct written and assumed premiums during 1994, 1995 and 1996, respectively. NAICO and Midwest agreed to terminate the underwriting and production contract effective December 31, 1995. During 1996, Midwest made demand upon NAICO for binding arbitration of certain alleged claims against NAICO relating to the contractual relationship. NAICO filed certain counterclaims against Midwest and others related to the contract and related matters. On January 6, 1997, the legal disputes among the parties were settled. NAICO received approximately $1.8 million cash, notes receivable from International Alliance Services, Inc. ("IASI") valued at approximately $465,000 and IASI common stock valued at approximately $2.2 million for a total consideration of approximately $4.5 million. This amount is included in premiums receivable at December 31, 1996. Premiums receivable were reduced by $1.5 million resulting in a charge to policy acquisition costs in 1996. The remaining receivable balances approximate $400,000 which the Company expects to collect.

     As of December 31, 1996, the Company's subsidiaries had receivables from the former underwriting manager of the tow truck program in the amount of $1.9 million. An affiliate of this underwriting manager pledged its common shares of the Company's stock as collateral for this obligation. As discussed in Note 10, the Moroun Group has attempted to privately purchase this stock collateral.

     Approximately $2.0 million, or 8.5% of the Company's reinsurance recoverables at December 31, 1996 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. The Company believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

                                                                       PAGE F-21
OTHER

     See Note 10 regarding contingencies relating to litigation matters.

     Chandler USA entered into employment contracts with three executive officers of the Company and an employee of one of the Company's subsidiaries during 1988. Each employment agreement has an initial term of 10 years, extended by one additional year for each year worked beyond the fifth year, with final termination at age 70. The aggregate annual commitment for base salaries under these agreements is approximately $960,000. Under certain limited circumstances, such officers could receive base salaries subsequent to an early termination of their employment subject to certain continued obligations to Chandler USA.

     Chandler USA entered into employment contacts with three employees of Network in October 1995. Two of the contracts have initial terms of five years and the other contract has an initial term of one year, and has been terminated. The aggregate annual commitment for base salaries under these agreements is approximately $160,000.

     At December 31, 1996, the Company's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases were $1.0 million in both 1994 and 1995, and $1.1 million in 1996. Such minimum lease payments follow:

                (In thousands)
1997...............................$    1,008
1998...............................       888
1999...............................       660
2000...............................       129
2001...............................        29
                                   ----------
                                   $    2,714
                                   ==========

NOTE 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

OPERATING TRANSACTIONS

     The net effect of the Company's primary operating transactions with related parties follow:

                                                                DECEMBER 31,
                                                           ---------------------
BALANCE SHEETS                                               1995         1996
---------------------------------------------------------- --------     --------
                                                               (In thousands)
Premiums receivable........................................$ 1,534      $   174
Unpaid losses and loss adjustment expenses,
     net of reinsurance recoverable........................  4,323          252
Accrued taxes and other payables...........................    175        2,887
Premiums payable...........................................    306          383

     NAICO and NAICO Indemnity provided insurance coverage and risk management services for CenTra and certain of its affiliates (see Note 10). All such policies were canceled effective September 5, 1992 or expired as of September 30, 1992. As of December 31, 1996, the unpaid premiums and other amounts due from CenTra to the Company's subsidiaries were approximately $6.9 million.
NAICO and NAICO Indemnity have certain reinsurance agreements with DuraRock that require payment of a substantial portion of the premiums collected from CenTra and its affiliates to DuraRock in consideration for DuraRock assuming a portion of the insurance risk. Amounts due to DuraRock from NAICO and NAICO Indemnity as of December 31, 1996, were approximately $6.7 million and such amounts are not payable to DuraRock until the related premiums due from CenTra are collected. Liberty Bell Agency, Inc., an affiliate of CenTra, has administered claims under the CenTra insurance program. Amounts due to Liberty Bell from NAICO and NAICO Indemnity as of December 31, 1996 were approximately $1.3 million for claims that Liberty Bell has reported to have paid. NAICO and NAICO Indemnity are obligated to pay claim administration fees to Liberty Bell only out of claim payments received from DuraRock.

     Chandler Barbados has recorded a payable of approximately $2.0 million for losses and loss adjustment expenses, net of related premiums receivable, attributable to reinsurance business assumed from DuraRock based on information provided by CenTra or its affiliates. Liberty Bell has reported that the claims have been paid and has billed Chandler Barbados accordingly. Chandler Barbados had previously reserved $2.6 million for these claims, net of the related premiums, as of December 31, 1995. Certain issues regarding these claims are the subject of an arbitration proceeding.

                                                                       PAGE F-22

     The net amount due from the Company's subsidiaries to DuraRock and Liberty Bell was approximately $3.1 million as of December 31, 1996. Amounts due to DuraRock from NAICO and NAICO Indemnity are not payable to DuraRock until the related premiums due from CenTra are collected. The Company intends to seek payment of all amounts due and believes a reserve for collection is not necessary at December 31, 1996.

     DuraRock reinsured NAICO and NAICO Indemnity for substantially all CenTra risks underwritten by them. As a part of a settlement of certain related litigation, National Union agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Reinsurance recoverables from National Union totaled approximately $32.1 million and $7.4 million as of December 31, 1995 and 1996, respectively. Although NAICO's and NAICO Indemnity's risks are fully reinsured, they are ultimately liable as the policy-issuing company. If National Union does not meet its obligations, such failure could adversely affect NAICO and the Company (see Notes 10 and 11).

OTHER

     One of the Company's directors is Chairman of a bank used by the Company's U.S. subsidiaries as their principal disbursement bank. The Company's U.S. subsidiaries collectively maintain an average daily balance of approximately $300,000. The balance maintained by each subsidiary is fully insured by the Federal Deposit Insurance Corporation. The Company's U.S. subsidiaries have also leased automobiles from this bank.

     One of the Company's U.S. subsidiaries leases and has made certain improvements to a rural property owned by certain directors and/or officers of the Company. This property provides recreational activities for the entertainment of customers and business associates. The Company incurred approximately $101,000, $108,000 and $184,000 in expenses associated with this property during 1994, 1995 and 1996, respectively.

     The Company believes that all transactions, including loans, with directors, officers, or shareholders of the Company are and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

NOTE 13. QUARTERLY RESULTS OF OPERATIONS

     The Company's quarterly results of operations (unaudited) for 1995 and 1996 are as follows:

                                              TOTAL         NET       NET INCOME
                                             REVENUES      INCOME     PER SHARE
                                            ----------   ----------   ----------
                                                   (Dollars in thousands
                                                  except per share amounts)
1995:
   First quarter............................$  21,800    $     613    $    0.09
   Second quarter...........................   22,263          993         0.14
   Third quarter............................   24,445          860         0.12
   Fourth quarter...........................   23,727        1,312         0.19

1996:
   First quarter............................$  23,789    $     663    $    0.10
   Second quarter...........................   24,891          267         0.04
   Third quarter............................   26,351          537         0.08
   Fourth quarter...........................   25,214         (495)       (0.07)

     The fourth quarter of 1995 includes a credit to pretax income for the estimated recovery of certain litigation costs of $818,000, a pretax charge for settlement of Proposition 103 of $643,000 and a charge to net income for income tax adjustments of $536,000.

     The second quarter of 1996 includes nontaxable income of $343,000 for a settlement from a legal firm and a pretax charge for an arbitration award that was $1.1 million less than expected. The third quarter of 1996 includes a credit to pretax income for the estimated recovery of certain litigation costs of $982,000 and a pretax charge of $1.0 million related to amounts recoverable from Midwest. The fourth quarter of 1996 includes an additional pretax charge of $534,000 related to amounts recoverable from Midwest. Legal expenses related to the Midwest settlement and the CenTra litigation amounted to $875,000 in the fourth quarter of 1996.

NOTE 14. RECENT DEVELOPMENTS

     The following events which recently occurred are significant and provide additional information that updates the description of the CenTra, Inc. ("CenTra") litigation included in Note 10. Litigation. In the accompanying 1996 consolidated financial statements of Chandler Insurance Company, Ltd. (the "Company" or "Chandler"), no provisions have been made for the potential effects, if any, of these subsequent events.

                                                                       PAGE F-23

CenTra Litigation - Oklahoma

     As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma ( the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors (more fully described in Note 10. Litigation). On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against National American Insurance Company ("NAICO") and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. The remaining issues were submitted to a jury.

     On April 9, 1997 the jury returned verdicts on all claims. One verdict against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another verdict was against both the Company and its affiliate Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both verdicts related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra on behalf of all shareholders, the jury found in CenTra's favor on only three. Certain officers were directed to repay bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft to the Company. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

     On other claims asserted by the CenTra Group, the jury found in favor of the Company and/or the individual defendants. The jury also found in favor of NAICO and its affiliate NAICO Indemnity (Cayman), Ltd. on their counterclaims for CenTra's failure to pay insurance premiums in the sum of $788,625 and further upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock as a result of purchases made by the CenTra Group in July 1992 as part of its efforts to acquire control of Chandler.

     The Company's legal counsel, management, and Board of Directors are reviewing the Court rulings and jury verdicts and considering whether to appeal. Several motions will likely be filed by all parties relating to the verdicts, interest, costs and attorney fees. In view of these matters, final rulings on such motions and the related ultimate judgments are not likely to occur until after May, 1997.

     Because the verdicts are so recent and the final judgments are not yet defined, the Company is unable to presently assess the ultimate outcome of these matters. In view of the amount awarded to CenTra and affiliates, the significant attorney fees incurred during the first quarter of 1997, estimated in excess of $1.7 million, and other unresolved matters such as collection of the awards and advancement of litigation expenses to certain Company defendants, unfavorable results regarding these issues would have a material adverse effect on the Company and negatively impact earnings in 1997.

CenTra Litigation - Nebraska

     As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. See Note 10. Litigation for a description of this matter. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares, representing approximately 45% of the outstanding stock. The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing will then be scheduled to consider the proposals. Neither the Company nor its affiliate, NAICO, have developed a final proposal at this time.

     On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held in security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries.

     CenTra has not indicated if it intends to appeal the orders of the Nebraska Court. Because of the uncertainty of whether CenTra will appeal the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.


                           *   *   *   *   *   *   *

                                                                       PAGE F-24


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Chandler Insurance Company, Ltd.:

We have audited the accompanying consolidated balance sheets of Chandler Insurance Company, Ltd. and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 (all expressed in United States dollars). Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chandler Insurance Company, Ltd. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, among various legal proceedings, a shareholder of the Company, together with three of its officers who are also directors of the Company, have filed various lawsuits in 1992 against the Company and others including certain directors, officers and employees asserting various claims and violations of securities law. There are related lawsuits filed by the Company against the shareholder and certain of its officers which seek actions to confirm limitations on that shareholder's ownership and voting rights of the Company's common stock, plus other claims.
On February 13, 1997 a court trial will begin for several of these matters.



/S/ Deloitte & Touche
DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
February 12, 1997
(April 9, 1997 as to the effects of a jury
 verdict and another legal matter discussed
 in Note 14.  Recent Developments)

                                                                       PAGE F-25
                                                                      SCHEDULE I


                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                          SUMMARY OF INVESTMENTS OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1996

                             (Dollars in thousands)

                                                                 AMOUNT AT WHICH
                                                     ESTIMATED    SHOWN IN THE
TYPE OF INVESTMENT                          COST     FAIR VALUE   BALANCE SHEET
---------------------------------------  ----------  ----------  ---------------

FIXED MATURITIES AVAILABLE FOR SALE:

U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies...........  $   43,672  $   43,500  $        43,500
Debt securities issued by foreign
   governments.........................       2,488       2,502            2,502
Corporate obligations..................      43,973      43,246           43,246
Public utilities.......................      15,039      14,707           14,707
Mortgage-backed securities.............       5,678       5,710            5,710
                                         ----------  ----------  ---------------
                                         $  110,850  $  109,665  $       109,665
                                         ----------  ----------  ---------------
FIXED MATURITIES HELD TO MATURITY:

U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies...........  $    1,547  $    1,640  $         1,547
Corporate obligations..................          35          35               35
                                         ----------  ----------  ---------------
                                              1,582       1,675            1,582
                                         ----------  ----------  ---------------
Total investments......................  $  112,432  $  111,340  $       111,247
                                         ==========  ==========  ===============

                                                                       PAGE F-26
                                                                     SCHEDULE II


               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                             (Dollars in thousands)

                                                               DECEMBER 31,
                                                         -----------------------
                                                            1995         1996
                                                         ----------   ----------
ASSETS

Cash and cash equivalents................................$      16    $      16
Investment in subsidiaries, net..........................   73,434       72,531
                                                         ----------   ----------
     Total assets........................................$  73,450    $  72,547
                                                         ==========   ==========

SHAREHOLDERS' EQUITY

Common stock, $1.67 par value, 10,000,000 shares
   authorized, 7,509,058 and 6,941,708 shares
   issued in 1995 and 1996, respectively.................$  12,540    $  11,593
Paid-in surplus..........................................   36,143       34,942
Capital redemption reserve...............................        -          947
Retained earnings........................................   25,926       25,951
Unrealized gain (loss) on investments held by
   subsidiaries and available for sale, net of tax.......      989         (886)
Stock held by subsidiary, at cost (567,350
   shares in 1995).......................................   (2,148)           -
                                                         ----------   ----------
     Total shareholders' equity..........................$  73,450    $  72,547
                                                         ==========   ==========

                                                                       PAGE F-27
                                                                     SCHEDULE II

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1994         1995         1996
                                            ----------   ----------   ----------
Net investment income.......................$        -   $        2   $        -
Total operating expenses....................         -            -            -
                                            ----------   ----------   ----------
Income before equity in net income
   of subsidiaries..........................         -            2            -
Equity in net income of subsidiaries........     2,474        3,776          972
                                            ----------   ----------   ----------
Net income..................................$    2,474   $    3,778   $      972
                                            ==========   ==========   ==========

                                                                       PAGE F-28
                                                                     SCHEDULE II

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1994         1995         1996
                                            ----------   ----------   ----------
Operating activities:
   Net income...............................$   2,474    $   3,778    $     972
   Adjustments to reconcile net income
      to cash provided by operations:
      Net income of subsidiaries not
         distributed to parent..............   (2,474)      (3,776)        (972)
                                            ----------   ----------   ----------
      Cash provided by operations...........        -            2            -
                                            ----------   ----------   ----------
Change in cash and cash equivalents
   during the year..........................        -            2            -
Cash and cash equivalents at
   beginning of year........................       14           14           16
                                            ----------   ----------   ----------
Cash and cash equivalents at end of year....$      14    $      16    $      16
                                            ==========   ==========   ==========

                                                                       PAGE F-29
                                                                    SCHEDULE III

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             (Dollars in thousands)

                                                                      FUTURE
                                                                      POLICY
                                                                     BENEFITS,                          OTHER
                                                    DEFERRED          LOSSES,                           POLICY
                                                     POLICY           CLAIMS                          CLAIMS AND
                                                  ACQUISITION        AND LOSS         UNEARNED         BENEFITS         PREMIUM
                                                     COSTS           EXPENSES         PREMIUMS         PAYABLE          REVENUE
                                                  ------------     ------------     ------------     ------------     ------------
Year ended December 31, 1994
     Property-casualty............................$      4,005     $    156,060     $     27,147     $      5,563     $     81,597
                                                  ============     ============     ============     ============     ============

Year ended December 31, 1995
     Property-casualty............................$      3,800     $    128,794     $     31,280     $      4,484     $     81,087
                                                  ============     ============     ============     ============     ============

Year ended December 31, 1996
     Property-casualty............................$      4,993     $     79,639     $     36,009     $      4,016     $     89,286
                                                  ============     ============     ============     ============     ============
                                                                                    AMORTIZATION                          NET
                                                                      CLAIMS,       OF DEFERRED                         PREMIUMS
                                                      NET           LOSSES AND         POLICY           OTHER           WRITTEN
                                                   INVESTMENT       SETTLEMENT      ACQUISITION       OPERATING           AND
                                                     INCOME          EXPENSES          COSTS           EXPENSES         ASSUMED
                                                  ------------     ------------     ------------     ------------     ------------
Year ended December 31, 1994
     Property-casualty............................$      8,675     $     55,872     $     20,372     $     14,572     $     83,634
                                                  ============     ============     ============     ============     ============

Year ended December 31, 1995
     Property-casualty............................$      8,053     $     50,543     $     23,995     $     13,107     $     84,640
                                                  ============     ============     ============     ============     ============

Year ended December 31, 1996
     Property-casualty............................$      7,339     $     53,391     $     32,123     $     14,076     $     93,715
                                                  ============     ============     ============     ============     ============

                                                                       PAGE F-30
                                                                     SCHEDULE IV

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                                  REINSURANCE

                             (Dollars in thousands)

                                                 ASSUMED              PERCENTAGE
                                     CEDED TO     FROM                OF AMOUNT
                            GROSS      OTHER      OTHER      NET       ASSUMED
                            AMOUNT   COMPANIES  COMPANIES   AMOUNT      TO NET
                          ---------  ---------  ---------  ---------  ----------
Year ended
   December 31, 1994
   Property-casualty......$  95,653  $  14,380  $   2,361  $  83,634       2.82%
                          =========  =========  =========  =========  ==========

Year ended
   December 31, 1995
   Property-casualty......$  95,520  $  14,128  $   3,248  $  84,640       3.84%
                          =========  =========  =========  =========  ==========

Year ended
   December 31, 1996
   Property-casualty......$ 103,801  $  14,228  $   4,142  $  93,715       4.42%
                          =========  =========  =========  =========  ==========

                                                                       PAGE F-31
                                                                      SCHEDULE V

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                 (In thousands)

                                BALANCE
                                  AT        PROVISION                  BALANCE
                               BEGINNING       FOR                      AT END
                               OF PERIOD  NON-COLLECTION  WRITE-OFFS  OF PERIOD
                               ---------  --------------  ----------  ----------
Allowance for non-collection
   of premiums receivable:

      1994.....................$     75   $         114   $    (115)  $      74
                               =========  ==============  ==========  ==========

      1995.....................$     74   $         124   $     (21)  $     177
                               =========  ==============  ==========  ==========

      1996.....................$    177   $       1,768   $  (1,768)  $     177
                               =========  ==============  ==========  ==========

Allowance for non-collection
   of reinsurance recoverables:

      1994.....................$      -   $         474   $    (202)  $     272
                               =========  ==============  ==========  ==========

      1995.....................$    272   $         440   $     (98)  $     614
                               =========  ==============  ==========  ==========

      1996.....................$    614   $       2,078   $  (2,201)  $     491
                               =========  ==============  ==========  ==========

                                                                       PAGE F-32
                                                                     SCHEDULE VI


               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                 (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                             (Dollars in thousands)

                                                      DISCOUNT       PAID LOSSES
                                                      DEDUCTED        AND LOSS
                                                        FROM         ADJUSTMENT
                                                      RESERVES        EXPENSES
                                                     -----------     -----------
Year ended December 31, 1994
     Property-casualty...............................$         -     $    68,231
                                                     ===========     ===========
Year ended December 31, 1995
     Property-casualty...............................$         -     $    67,049
                                                     ===========     ===========
Year ended December 31, 1996
     Property-casualty...............................$         -     $    70,349
                                                     ===========     ===========

                                                                       PAGE F-33
                                                                    EXHIBIT 22.1

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES


                            LIST OF ALL SUBSIDIARIES




1. Chandler Insurance (Barbados), Ltd., a Barbados company ("Chandler Barbados") that is a wholly owned subsidiary of the Company.


2. Chandler (U.S.A.), Inc., an Oklahoma corporation ("Chandler USA") that is a wholly owned subsidiary of Chandler Barbados.


3. LaGere & Walkingstick Insurance Agency, Inc., an Oklahoma corporation ("L&W") that is a wholly owned subsidiary of Chandler USA.


4. National American Insurance Company, a Nebraska corporation ("NAICO") that is a wholly owned subsidiary of Chandler USA.


5. Network Administrators, Inc., a Texas corporation ("Network") that is a wholly owned subsidiary of Chandler USA.


6. NAICO Indemnity (Cayman), Ltd., a Cayman Islands company ("NAICO Indemnity") that is a wholly owned subsidiary of the Company.


7. Chandler Insurance Management, Ltd., a Cayman Islands company ("CIM") that is a wholly owned subsidiary of the Company.


8. Chandler Insurance Management (Barbados), Ltd., a Barbados company ("CIM Barbados") that is a wholly owned subsidiary of the Company.


9. Windsor Acquisition Corporation, an Oklahoma corporation ("Windsor") that is a wholly owned subsidiary of Chandler Barbados.

                                                                       PAGE F-34
                                                                    EXHIBIT 23.1







INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Post-Effective Amendment No. 3 to Form S-2 on Form S-8 Registration Statement No. 33-28436 of Chandler Insurance Company, Ltd. of our report dated February 12, 1997 (which expresses an unqualified opinion and includes an explanatory paragraph relating to litigation) (April 9, 1997 as to the effects of a jury verdict and another legal matter discussed in Note 14. Recent Developments) appearing in the Annual Report on Form 10-K of Chandler Insurance Company, Ltd. for the year ended December 31, 1996.


/S/ Deloitte & Touche
DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
April 14, 1997