Form 10-Q
period 1997-03-31
CHANDLER INSURANCE CO LTD
filed 1997-05-14
CIK 792854

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

   The number of Common Shares, $1.67 par value, of the registrant outstanding on April 30, 1997 was 6,941,708.


===============================================================================

                                                                        PAGE 2
                        CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX
                                  -----------


PART I - FINANCIAL INFORMATION
==============================

ITEM 1
------

Consolidated Statements of Operations for the
     three months ended March 31, 1997 and 1996.............................. 3

Consolidated Balance Sheets as of March 31, 1997
     and December 31, 1996................................................... 4

Consolidated Statements of Cash Flows for the three
     months ended March 31, 1997 and 1996.................................... 5

Notes to Interim Consolidated Financial Statements........................... 6

ITEM 2
------

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................... 9


PART II - OTHER INFORMATION
===========================

Item 1 - Legal Proceedings...................................................13

Item 2 - Changes in Securities...............................................13

Item 3 - Defaults Upon Senior Securities.....................................13

Item 4 - Submission of Matters to a Vote of Security Holders.................13

Item 5 - Other Information...................................................13

Item 6 - Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

                                                                        PAGE 3
                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                        For the three months
                                                           ended March 31,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
Premiums and other revenues
  Direct premiums written and assumed.................$  28,159      $  21,217
  Reinsurance premiums ceded..........................   (3,707)        (3,409)
                                                      ----------     ----------
    Net premiums written and assumed..................   24,452         17,808
  Decrease (increase) in unearned premiums............     (779)         3,237
                                                      ----------     ----------
    Net premiums earned...............................   23,673         21,045

Net investment income.................................    1,815          1,874
Commissions, fees and other income....................      820            870
                                                      ----------     ----------
    Total revenues....................................   26,308         23,789
                                                      ----------     ----------
Operating costs and expenses
  Losses and loss adjustment expenses.................   15,587         13,355
  Policy acquisition costs............................    6,596          6,132
  General and administrative expenses.................    3,615          3,771
  Litigation expenses, net............................   10,360             67
                                                      ----------     ----------
    Total operating expenses..........................   36,158         23,325
                                                      ----------     ----------
Income (loss) before income taxes.....................   (9,850)           464
Federal income tax benefit (provision) of
  consolidated U.S. subsidiaries......................     (477)           199
                                                      ----------     ----------
Net income (loss).....................................$ (10,327)     $     663
                                                      ==========     ==========

Net income (loss) per share...........................$   (1.49)     $    0.10


Weighted average common shares and common
  share equivalents outstanding.......................    6,942          6,942


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 4
                        CHANDLER INSURANCE COMPANY, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                      March 31,    December 31,
                                                        1997           1996
                                                    ------------   ------------
ASSETS
Investments
  Fixed maturities available for sale,
    at estimated fair value.........................$   107,416    $   109,665
  Fixed maturities held to maturity, at
    amortized cost (estimated fair value $1,615
    and $1,675 in 1997 and 1996, respectively)......      1,561          1,582
  Equity securities available for sale, at
    estimated fair value............................      1,765              -
                                                    ------------   ------------
    Total investments...............................    110,742        111,247
Cash and cash equivalents...........................      9,501          7,889
Premiums receivable, less allowance for
  non-collection of $198 and $177 at
  1997 and 1996, respectively.......................     26,870         30,413
Reinsurance recoverable on paid losses, less
  allowance for non-collection of $510 and
  $491 at 1997 and 1996, respectively...............      4,194          3,805
Reinsurance recoverable on unpaid losses............     14,065         14,432
Prepaid reinsurance premiums........................      5,701          5,470
Deferred policy acquisition costs...................      5,155          4,993
Property and equipment, net.........................      5,992          5,934
Other assets........................................     15,518         11,517
Licenses, net.......................................      4,456          4,494
Excess of cost over net assets acquired, net........      5,738          5,900
Covenants not to compete, net.......................        633            733
                                                    ------------   ------------
Total assets........................................$   208,565    $   206,827
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses........$    79,746    $    79,639
  Unearned premiums.................................     37,020         36,009
  Policyholder deposits.............................      4,581          4,016
  Notes payable.....................................      4,048          4,391
  Accrued taxes and other payables..................      6,515          7,777
  Premiums payable..................................      4,424          2,448
  Litigation liabilities............................     16,618              -
                                                    ------------   ------------
    Total liabilities...............................    152,952        134,280
                                                    ------------   ------------
Shareholders' equity
  Common stock, $1.67 par value, 10,000,000
    shares authorized, 6,941,708 shares
    issued and outstanding..........................     11,593         11,593
  Paid-in surplus...................................     34,942         34,942
  Capital redemption reserve........................        947            947
  Retained earnings.................................     15,624         25,951
  Unrealized loss on investments
    available for sale, net of tax..................     (2,577)          (886)
  Less:  Common stock rescinded through
    litigation (517,500 shares in 1997).............     (4,916)             -
                                                    ------------   ------------
      Total shareholders' equity....................     55,613         72,547
                                                    ------------   ------------
Total liabilities and shareholders' equity..........$   208,565    $   206,827
                                                    ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 5
                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                        For the three months
                                                           ended March 31,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
OPERATING ACTIVITIES:
Net income (loss).....................................$ (10,327)     $     663
  Add (deduct):
  Adjustments to reconcile net income to cash
    provided by (applied to) operations:
    Net realized gains on sales of investments........      (14)          (113)
    Amortization and depreciation.....................      527            593
    Provision for non-collection of premiums..........       30            100
    Provision for non-collection of
      reinsurance recoverables........................      164            200
    Net change in non-cash balances
      relating to operations:
      Premiums receivable.............................      846          2,210
      Reinsurance recoverable on paid losses..........     (529)          (347)
      Reinsurance recoverable on unpaid losses........      343         (1,835)
      Prepaid reinsurance premiums....................     (231)           250
      Deferred policy acquisition costs...............     (162)           283
      Other assets....................................   (2,828)        (1,587)
      Unpaid losses and loss adjustment expenses......      107            919
      Unearned premiums...............................    1,011         (3,486)
      Policyholder deposits...........................      565            (67)
      Accrued taxes and other payables................   (1,262)          (791)
      Premiums payable................................    1,976           (306)
      Litigation liabilities..........................   11,701              -
                                                      ----------     ----------
    Cash provided by (applied to) operations..........    1,917         (3,314)
                                                      ----------     ----------
INVESTING ACTIVITIES:
  Fixed maturities available for sale
    Purchases.........................................   (4,801)       (12,203)
    Sales.............................................    1,452          5,211
    Maturities........................................    3,648          6,571
  Fixed maturities held to maturity
    Maturities........................................        -          1,150
  Cost of property and equipment purchased............     (262)          (202)
  Proceeds from sale of property and equipment........        -              9
                                                      ----------     ----------
    Cash provided by investing activities.............       37            536
                                                      ----------     ----------
FINANCING ACTIVITIES:
  Payments on notes payable...........................     (342)             -
                                                      ----------     ----------
    Cash applied to financing activities..............     (342)             -
                                                      ----------     ----------
  Increase (decrease) in cash and cash
    equivalents during the period.....................    1,612         (2,778)
  Cash and cash equivalents at beginning of period....    7,889          8,524
                                                      ----------     ----------
  Cash and cash equivalents at end of period..........$   9,501      $   5,746
                                                      ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 6
                        CHANDLER INSURANCE COMPANY, LTD.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year.

   The consolidated financial statements include the accounts of Chandler Insurance Company, Ltd. ("Chandler" or the "Company") and subsidiaries including:

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

NOTE 2 - LITIGATION

   In the Company's Annual Report on Form 10-K for the year ended December 31, 1996, recent developments updating the CenTra, Inc. ("CenTra") litigation were described.

CenTra Litigation - Oklahoma

   As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma ( the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against NAICO and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. The remaining issues were submitted to a jury.

   On April 9, 1997 the jury returned verdicts on all claims. One verdict against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another verdict was against both the Company and its affiliate Chandler Barbados and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both verdicts related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on only three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

   On other claims asserted by the CenTra Group, the jury found in favor of the Company and/or the individual defendants. The jury also found in favor of NAICO and NAICO Indemnity (Cayman), Ltd. on their counterclaims for CenTra's failure to pay insurance premiums in the sum of $788,625 and further upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock as a result of purchases made by the CenTra Group in July 1992 as part of its efforts to acquire control of Chandler.

   The jury found in favor of CenTra on the Company's claim against CenTra for breach of a standstill agreement contained in a 1988 stock exchange agreement. The jury denied the Company's claim against Messrs. Harned, Lech and Moroun based upon their alleged breach of fiduciary duty as directors. The jury also denied the Company's claim against Mr. Moroun individually for violation of
Section 16(b) of the Securities Exchange Act of 1934 regarding short swing profits.

   The Company's legal counsel, management and board of directors are reviewing the Court rulings and jury verdicts and considering whether to appeal. Several motions have been filed by all parties relating to the verdicts and prejudgment interest. Additional requests to tax costs and fix attorney fees will be filed following rulings on these motions. Final rulings on such motions and the related ultimate judgments are not likely to occur until after June 30, 1997.

   Because the verdicts are so recent and the final judgments are not yet defined, the Company is unable to presently assess the ultimate outcome of these matters. However, the Company has recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately
$8.3 million ($8.5 million including provision for federal income tax).   In
addition, the Company has recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission verdict as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The ultimate actual amounts allowed by the Court to all parties for these items could vary significantly from the Company's estimate. The Court could deny all requests for recovery of these items or could award the parties amounts which would be much greater than the Company's estimate.
The CenTra Group has requested prejudgment interest of approximately $12 million. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above. Further unfavorable outcomes regarding these issues, collection of the awards and advancement of litigation expenses to certain Company defendants would have a material adverse effect on the Company and negatively impact future earnings. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advanced litigation expenses.

   The Company's management believes that adequate financial resources are available to post a supersedeas bond if the verdicts are appealed, and the Company is pursuing various financing arrangements in the event that the verdicts are not reduced or overturned. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these verdicts would reduce investment earnings or increase operating expenses in future periods. The Company also incurred approximately $1.8 million in attorney fees and related litigation expenses in the first quarter of 1997 due to the trial which began on February 13, 1997. Litigation expenses were $67,000 in the first quarter of 1996.

                                                                         PAGE 8
CenTra Litigation - Nebraska

   As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares, representing approximately 45% of the outstanding stock. The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing would then be scheduled to consider the proposals.

   CenTra has subsequently appealed the March 25, 1997 order of the Nebraska Court. CenTra's appeal of this order has resulted in a delay of the deadlines for submitting the proposals. Because of the uncertainty of the outcome of CenTra's appeal of the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

   On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held as security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries. CenTra did not appeal this order.

CenTra Litigation - Other

   During the first quarter of 1997 the Company concluded an arbitration proceeding regarding an affiliate of CenTra and recorded approximately $315,000 in litigation expenses related to this matter.

Other Litigation

   Midwest Indemnity Corp. ("Midwest") was the principal underwriting manager for NAICO's surety bond program. NAICO and Midwest agreed to terminate the underwriting and production contract effective December 31, 1995. During 1996, Midwest made demand upon NAICO for binding arbitration of certain alleged claims against NAICO relating to the contractual relationship. NAICO filed certain counterclaims against Midwest and others related to the contract and related matters. On January 6, 1997, the legal disputes among the parties were settled. NAICO received approximately $1.8 million cash, notes receivable from International Alliance Services, Inc. ("IASI") recorded at approximately $465,000 and IASI common stock valued at approximately $2.2 million for a total consideration of approximately $4.5 million at the settlement date. This amount was included in premiums receivable at December 31, 1996. The remaining receivable balances approximate $500,000 at March 31, 1997 which the Company expects to collect.

NOTE 3.  RECENTLY ADOPTED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 129, Disclosure of Information About Capital Structure. SFAS No. 129 establishes standards for disclosure of information regarding an entity's capital structure. The adoption of SFAS No. 129 did not affect the Company's consolidated financial position or results of operations.

NOTE 4.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

   In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. Management believes that SFAS No. 128 will not have a significant effect on the Company's calculation of earnings per share considering its current capital structure.

                                                                        PAGE 9
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET PREMIUMS EARNED

   The following table sets forth net premiums earned for each of the three month periods ended March 31, 1997 and 1996:

                                   For the three months
                                      ended March 31,
                                  ----------------------
                                     1997        1996
                                  ----------  ----------
                                      (In thousands)
Standard property-casualty........$   11,816  $    8,267
Non-standard private
   passenger automobile...........     3,924       3,834
Political subdivisions............     3,535       3,485
Surety bonds......................     2,913       1,824
Transportation....................        96         528
Other.............................     1,389       3,107
                                  ----------  ----------
               TOTAL..............$   23,673  $   21,045
                                  ==========  ==========

   Net premiums earned increased 12% in the quarter ended March 31, 1997 compared to the prior year.

   Net premiums earned in the standard property-casualty program increased $3.5 million or 43% in the current quarter versus the prior year. Net premiums earned for workers compensation accounted for $2.4 million of the increase while other property-casualty coverages accounted for the balance. The increase is primarily attributable to continued expansion in Oklahoma and surrounding states.

   Net premiums earned in the surety bond program increased 60% in the first quarter of 1997 compared to the year ago quarter. Net premiums earned from surety bonds produced by LaGere & Walkingstick Insurance Agency, Inc. ("L&W") increased to $2.0 million in the current quarter from $1.2 million in the 1996 period. The increase in business produced by L&W is primarily as a result of expansion in New Mexico and California.

   Net premiums earned from direct assignments of workers compensation policies and participation in certain voluntary and involuntary pools ("Pools") covering workers compensation, included in Other above, decreased to $727,000 in the three months ended March 31, 1997 compared to $2.5 million a year ago. The decrease is primarily attributable to decreased activity from the Pools which decreased by $1.4 million from the 1996 quarter. During the second quarter of 1996, the Company began writing excess accident and health coverage for small to medium sized employers generally in Oklahoma and Texas. Net premiums earned in this program were $308,000 in the first quarter of 1997.

COMMISSIONS, FEES AND OTHER INCOME

   Brokerage commissions and fees before intercompany eliminations were $2.0 million in the quarter ended March 31, 1997 compared to $1.8 million in the 1996 quarter. A large portion of the brokerage commissions and fees for L&W is incurred by National American Insurance Company ("NAICO") and thus eliminated in the consolidation of the Company's subsidiaries.

   Fees generated by Network Administrators, Inc. ("Network") were $156,000 in the current quarter versus $151,000 in the 1996 quarter. Network is a third-party administrator of partially self-insured group accident and health plans.

                                                                         PAGE 10
LOSSES AND LOSS ADJUSTMENT EXPENSES

   The percentage of losses and loss adjustment expenses to net premiums earned was 65.8% and 63.5% for the quarters ended March 31, 1997 and 1996, respectively. In the first quarter of 1996, the Company decreased the estimated ultimate loss ratio of a substantial portion of the surety bond program which decreased the loss ratio by 1.5 percentage points. This decrease was offset by corresponding adjustments to policy acquisition costs.

POLICY ACQUISITION COSTS

   Policy acquisition costs as a percentage of net premiums earned were 27.9% and 29.1% for the quarters ended March 31, 1997 and 1996, respectively. Prior to 1997, the commission rate for a substantial portion of the surety bond program varied inversely with the loss ratio pursuant to a commission arrangement contingent on the loss experience of the program. The expected loss ratio for that portion of the surety bond program was lowered in the first quarter of 1996 and that decrease increased the percentage of net policy acquisition costs to net premiums earned by 1.5 percentage points.

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses were 14.8% and 17.2% of revenues exclusive of net investment income for the quarters ended March 31, 1997 and 1996, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. The 1996 quarter was increased by approximately
0.9 percentage points due to legal expenses related to a reinsurance arbitration matter.

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated $1.9 million of cash in operations in the first quarter of 1997 compared to cash used of $3.3 million in the year ago quarter. The use of cash in the 1996 period generally reflects the reductions in premium volume from earlier years and the payment of losses and loss adjustment expenses incurred in those years. The Company sold $1.5 million of fixed-income securities available for sale prior to their maturities in the first quarter of 1997, versus $5.2 million in the 1996 quarter. See Litigation and Litigation Expenses for information concerning certain liabilities regarding legal proceedings.

   The Company received cash totaling $1.8 million in payment of premiums receivable in the first quarter of 1997 as a part of a settlement with Midwest Indemnity Corp. ("Midwest"), which is described in Note 2 of Notes to Interim Consolidated Financial Statements. In connection with the Midwest settlement, the Company also received notes receivable from International Alliance Services, Inc. ("IASI") recorded at approximately $465,000 and IASI common stock valued at approximately $2.2 million for a total consideration of approximately $4.5 million at the settlement date. This total amount was included in premiums receivable at December 31, 1996. The Company and its subsidiaries have historically not purchased equity securities in their investment portfolios.

LITIGATION AND LITIGATION EXPENSES

   In the Company's Annual Report on Form 10-K for the year ended December 31, 1996, recent developments updating the CenTra, Inc. ("CenTra") litigation were described.

CenTra Litigation - Oklahoma

   As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma ( the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against NAICO and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. The remaining issues were submitted to a jury.

                                                                         PAGE 11
   On April 9, 1997 the jury returned verdicts on all claims. One verdict against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another verdict was against both the Company and its affiliate Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both verdicts related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on only three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

   On other claims asserted by the CenTra Group, the jury found in favor of the Company and/or the individual defendants. The jury also found in favor of NAICO and NAICO Indemnity (Cayman), Ltd. on their counterclaims for CenTra's failure to pay insurance premiums in the sum of $788,625 and further upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock as a result of purchases made by the CenTra Group in July 1992 as part of its efforts to acquire control of Chandler.

   The jury found in favor of CenTra on the Company's claim against CenTra for breach of a standstill agreement contained in a 1988 stock exchange agreement. The jury denied the Company's claim against Messrs. Harned, Lech and Moroun based upon their alleged breach of fiduciary duty as directors. The jury also denied the Company's claim against Mr. Moroun individually for violation of
Section 16(b) of the Securities Exchange Act of 1934 regarding short swing profits.

   The Company's legal counsel, management and board of directors are reviewing the Court rulings and jury verdicts and considering whether to appeal. Several motions have been filed by all parties relating to the verdicts and prejudgment interest. Additional requests to tax costs and fix attorney fees will be filed following rulings on these motions. Final rulings on such motions and the related ultimate judgments are not likely to occur until after June 30, 1997.

   Because the verdicts are so recent and the final judgments are not yet defined, the Company is unable to presently assess the ultimate outcome of these matters. However, the Company has recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately
$8.3 million ($8.5 million including provision for federal income tax).   In
addition, the Company has recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission verdict as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The ultimate actual amounts allowed by the Court to all parties for these items could vary significantly from the Company's estimate. The Court could deny all requests for recovery of these items or could award the parties amounts which would be much greater than the Company's estimate.
The CenTra Group has requested prejudgment interest of approximately $12 million. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above. Further unfavorable outcomes regarding these issues, collection of the awards and advancement of litigation expenses to certain Company defendants would have a material adverse effect on the Company and negatively impact future earnings. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advanced litigation expenses.

   The Company's management believes that adequate financial resources are available to post a supersedeas bond if the verdicts are appealed, and the Company is pursuing various financing arrangements in the event that the verdicts are not reduced or overturned. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these verdicts would reduce investment earnings or increase operating expenses in future periods. The Company also incurred approximately $1.8 million in attorney fees and related litigation expenses in the first quarter of 1997 due to the trial which began on February 13, 1997. Litigation expenses were $67,000 in the first quarter of 1996.

CenTra Litigation - Nebraska

   As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares, representing approximately 45% of the outstanding stock. The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing would then be scheduled to consider the proposals.

   CenTra has subsequently appealed the March 25, 1997 order of the Nebraska Court. CenTra's appeal of this order has resulted in a delay of the deadlines for submitting the proposals. Because of the uncertainty of the outcome of CenTra's appeal of the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

   On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held as security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries. CenTra did not appeal this order.

CenTra Litigation - Other

   During the first quarter of 1997 the Company concluded an arbitration proceeding regarding an affiliate of CenTra and recorded approximately $315,000 in litigation expenses related to this matter.

Other Litigation

   Midwest Indemnity Corp. ("Midwest") was the principal underwriting manager for NAICO's surety bond program. NAICO and Midwest agreed to terminate the underwriting and production contract effective December 31, 1995. During 1996, Midwest made demand upon NAICO for binding arbitration of certain alleged claims against NAICO relating to the contractual relationship. NAICO filed certain counterclaims against Midwest and others related to the contract and related matters. On January 6, 1997, the legal disputes among the parties were settled. NAICO received approximately $1.8 million cash, notes receivable from International Alliance Services, Inc. ("IASI") recorded at approximately $465,000 and IASI common stock valued at approximately $2.2 million for a total consideration of approximately $4.5 million at the settlement date. This amount was included in premiums receivable at December 31, 1996. The remaining receivable balances approximate $500,000 at March 31, 1997 which the Company expects to collect.

                                                                         PAGE 13
INCOME TAX PROVISION

   The provision for or benefit from federal income taxes of the consolidated U.S. subsidiaries varies with the level of income or loss before income taxes of such subsidiaries. The provision or benefit relative to the consolidated income before income taxes will also vary dependent on the contribution to income before income taxes by the consolidated U.S. subsidiaries.

FORWARD LOOKING STATEMENTS

   Some of the statements made in this Form 10-Q Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; and (vii) other factors including the ongoing litigation matters over which the Company has little or no control.


PART II.                          OTHER INFORMATION
                                  -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------

          In response to this item, the Company incorporates by reference to
          Note 2 - Litigation - to its Interim Consolidated Financial Statements contained elsewhere in this report.

Item 2.   CHANGE IN SECURITIES
          --------------------

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

Item 5.   OTHER INFORMATION
          -----------------

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          None

                                                                         PAGE 14
                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                              CHANDLER INSURANCE COMPANY, LTD.


                                By:
                                   ---------------------------------------------
                                   W. Brent LaGere
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                By:
                                   ---------------------------------------------
                                   Mark T. Paden
                                   Director, Vice President - Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Accounting and Financial Officer)