Form 10-Q
period 1997-06-30
CHANDLER INSURANCE CO LTD
filed 1997-07-30
CIK 792854

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

                  For the Quarterly Period Ended June 30, 1997

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

   The number of Common Shares, $1.67 par value, of the registrant outstanding on July 31, 1997 was 6,561,237, (this is net of 380,471 Common Shares owned by a subsidiary of the registrant which are eligible to vote).


================================================================================

                                                                          PAGE 2
                        CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX




PART I - Financial Information
==============================

Item 1
------

Consolidated Statements of Operations for
        the three months ended June 30, 1997 and 1996..........................3

Consolidated Statements of Operations for
        the six months ended June 30, 1997 and 1996............................4

Consolidated Balance Sheets as of June 30, 1997
        and December 31, 1996..................................................5

Consolidated Statements of Cash Flows for the six
        months ended June 30, 1997 and 1996....................................6

Notes to Interim Consolidated Financial Statements.............................7

Item 2
------

Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................10


PART II - Other Information
===========================

Item 1  Legal Proceedings.....................................................14

Item 2  Changes in Securities.................................................14

Item 3  Defaults Upon Senior Securities.......................................14

Item 4  Submission of Matters to a Vote of Security Holders...................14

Item 5  Other Information.....................................................14

Item 6  Exhibits and Reports on Form 8-K......................................14

Signatures....................................................................15

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 3
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                         For the three months
                                                             ended June 30,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed.................$  28,756      $  24,771
   Reinsurance premiums ceded..........................   (4,005)        (2,646)
                                                       ----------     ----------
      Net premiums written and assumed.................   24,751         22,125
   Decrease (increase) in unearned premiums............      972           (190)
                                                       ----------     ----------
      Net premiums earned..............................   25,723         21,935

Net investment income..................................    1,808          1,826
Commissions, fees and other income.....................      620          1,130
                                                       ----------     ----------
      Total revenues...................................   28,151         24,891
                                                       ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses.................   15,549         13,456
   Policy acquisition costs............................    7,639          8,313
   General and administrative expenses.................    3,359          3,490
   Litigation expenses, net............................      562            140
                                                       ----------     ----------
      Total operating expenses.........................   27,109         25,399
                                                       ----------     ----------
Income (loss) before income taxes......................    1,042           (508)
Federal income tax benefit (provision) of
   consolidated U.S. subsidiaries......................     (504)           775
                                                       ----------     ----------
Net income.............................................$     538      $     267
                                                       ==========     ==========

Net income per share...................................$    0.08      $    0.04


Weighted average common shares outstanding (excludes
   effect of stock rescission).........................    6,708          6,942


See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 4
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                          For the six months
                                                             ended June 30,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed.................$  56,915      $  45,988
   Reinsurance premiums ceded..........................   (7,712)        (6,055)
                                                       ----------     ----------
      Net premiums written and assumed.................   49,203         39,933
   Decrease in unearned premiums.......................      193          3,047
                                                       ----------     ----------
      Net premiums earned..............................   49,396         42,980

Net investment income..................................    3,623          3,700
Commissions, fees and other income.....................    1,440          2,000
                                                       ----------     ----------
      Total revenues...................................   54,459         48,680
                                                       ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses.................   31,136         26,811
   Policy acquisition costs............................   14,235         14,445
   General and administrative expenses.................    6,974          7,261
   Litigation expenses, net............................   10,922            207
                                                       ----------     ----------
      Total operating expenses.........................   63,267         48,724
                                                       ----------     ----------
Loss before income taxes...............................   (8,808)           (44)
Federal income tax benefit (provision)
   of consolidated U.S. subsidiaries...................     (981)           974
                                                       ----------     ----------
Net income (loss)......................................$  (9,789)     $     930
                                                       ==========     ==========

Net income (loss) per share............................$   (1.43)     $    0.13


Weighted average common shares outstanding (excludes
   effect of stock rescission).........................    6,824          6,942


See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 5
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                       June 30,     December 31,
                                                         1997           1996
                                                     ------------   ------------
ASSETS
Investments
   Fixed maturities available for sale,
      at estimated fair value........................$   108,419    $   109,665
   Fixed maturities held to maturity, at
      amortized cost (estimated fair value
      $1,647 and $1,675 in 1997 and 1996,
      respectively)..................................      1,574          1,582
   Equity securities available for sale, at
      estimated fair value...........................      2,110              -
                                                     ------------   ------------
         Total investments...........................    112,103        111,247
Cash and cash equivalents............................      4,680          7,889
Premiums receivable, less allowance for
   non-collection of $170 and $177
   at 1997 and 1996, respectively....................     26,847         30,413
Reinsurance recoverable on paid losses, less
   allowance for non-collection of $554 and
   $491 at 1997 and 1996, respectively...............      3,530          3,805
Reinsurance recoverable on unpaid losses.............     13,225         14,432
Prepaid reinsurance premiums.........................      5,421          5,470
Deferred policy acquisition costs....................      5,464          4,993
Property and equipment, net..........................      6,069          5,934
Other assets.........................................     14,469         11,517
Licenses, net........................................      4,418          4,494
Excess of cost over net assets acquired, net.........      5,576          5,900
Covenants not to compete, net........................        533            733
                                                     ------------   ------------
Total assets.........................................$   202,335    $   206,827
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses........$    79,026    $    79,639
   Unearned premiums.................................     35,767         36,009
   Policyholder deposits.............................      4,948          4,016
   Notes payable.....................................      3,702          4,391
   Accrued taxes and other payables..................      3,615          7,777
   Premiums payable..................................      3,033          2,448
   Litigation liabilities............................     16,618              -
                                                     ------------   ------------
         Total liabilities...........................    146,709        134,280
                                                     ------------   ------------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000
      shares authorized, 6,941,708 shares
      issued and outstanding.........................     11,593         11,593
   Paid-in surplus...................................     34,942         34,942
   Capital redemption reserve........................        947            947
   Retained earnings.................................     16,162         25,951
   Unrealized loss on investments
      available for sale, net of tax.................     (1,200)          (886)
   Less: Common stock held by subsidiary, at
         cost (380,471 shares).......................     (1,902)             -
   Less: Common stock rescinded through
         litigation (517,500 shares in 1997).........     (4,916)             -
                                                     ------------   ------------
         Total shareholders' equity..................     55,626         72,547
                                                     ------------   ------------
Total liabilities and shareholders' equity...........$   202,335    $   206,827
                                                     ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 6
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)

                                                          For the six months
                                                             ended June 30,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
OPERATING ACTIVITIES:
Net income (loss)......................................$  (9,789)     $     930
   Add (deduct):
   Adjustments to reconcile net income
      to cash applied to operations:
      Net realized gains on sales of investments.......      (32)          (114)
      Net (gains) losses on sales of equipment.........        9             (6)
      Amortization and depreciation....................    1,068          1,180
      Provision for non-collection of premiums.........       60            116
      Provision for non-collection of
         reinsurance recoverables......................      300          1,340
      Net change in non-cash balances relating
         to operations:
         Premiums receivable...........................     (108)         2,708
         Reinsurance recoverable on paid losses........     (101)          (836)
         Reinsurance recoverable on unpaid losses......    1,283          4,714
         Prepaid reinsurance premiums..................       49            682
         Deferred policy acquisition costs.............     (471)          (186)
         Other assets..................................   (3,318)         1,238
         Unpaid losses and loss adjustment expenses....     (613)       (11,367)
         Unearned premiums.............................     (242)        (3,728)
         Policyholder deposits.........................      932           (236)
         Accrued taxes and other payables..............   (4,162)        (1,708)
         Premiums payable..............................      585           (789)
         Litigation liabilities........................   11,701              -
                                                       ----------     ----------
      Cash applied to operations.......................   (2,849)        (6,062)
                                                       ----------     ----------
INVESTING ACTIVITIES:
   Fixed maturities available for sale
      Purchases........................................  (10,357)       (13,573)
      Sales............................................    6,550         12,340
      Maturities.......................................    4,691          8,546
   Fixed maturities held to maturity
      Maturities.......................................        -          2,300
   Cost of property and equipment purchased............     (565)          (311)
   Proceeds from sale of property and equipment........        9             27
   Other...............................................        -            (20)
                                                       ----------     ----------
      Cash provided by investing activities............      328          9,309
                                                       ----------     ----------
FINANCING ACTIVITIES:
   Payments on notes payable...........................     (688)             -
                                                       ----------     ----------
      Cash applied to financing activities.............     (688)             -
                                                       ----------     ----------
   Increase (decrease) in cash and cash
      equivalents during the period....................   (3,209)         3,247
Cash and cash equivalents at beginning of period.......    7,889          8,524
                                                       ----------     ----------
Cash and cash equivalents at end of period.............$   4,680      $  11,771
                                                       ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 7

               Notes To Interim Consolidated Financial Statements

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2 - LITIGATION

In the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, recent developments updating the CenTra, Inc. ("CenTra") litigation were described.

CenTra Litigation - Oklahoma

As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma (the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against NAICO and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. The remaining issues were submitted to a jury.

On April 9, 1997 the jury returned verdicts on all claims. On April 22, 1997, the Court entered judgments on all verdicts returned. One judgment against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another judgment was against both the Company and its affiliate Chandler Barbados and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500.
Both judgments related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on only three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

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

The Company's legal counsel, management and board of directors are reviewing the Court rulings and the judgments and considering whether to appeal. Several post-trial motions have been filed by all parties relating to the judgments and prejudgment interest. The Court currently has these motions under advisement and has given no indication regarding when the rulings may be expected. Additional motions to tax costs and fix attorney fees will be filed following rulings on these motions.

Because the judgments are so recent and the Court has not yet ruled on the post-trial motions, the Company is unable to presently assess the ultimate outcome of these matters. However, the Company has recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately $8.3 million ($8.5 million including provision for federal income tax). In addition, the Company has recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission judgment as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The ultimate actual amounts allowed by the Court to all parties for these items could vary significantly from the Company's estimate. The Court could deny all requests for recovery of these items or could award the parties amounts which would be much greater than the Company's estimate. The CenTra Group has requested prejudgment interest of approximately $12 million. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above. Further unfavorable outcomes regarding these issues, collection of the awards and advancement of litigation expenses to certain Company defendants would have a material adverse effect on the Company and negatively impact future earnings. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advanced litigation expenses.

The Company's management believes that adequate financial resources are available to post a supersedeas bond if the judgments are appealed, and the Company is pursuing various financing arrangements in the event that the judgments are not reduced or overturned. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these judgments would reduce investment earnings or increase operating expenses in future periods. The Company also incurred approximately $550,000 and $2.3 million in attorney fees and related litigation expenses in the second quarter and first half of 1997. Litigation expenses were $140,000 and $207,000 in the second quarter and first half of 1996.

CenTra Litigation - Nebraska

As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares. CenTra's shares represent approximately 45% of the outstanding stock (excludes 1997 stock rescission judgment and stock held by subsidiary). The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock".
A hearing would then be scheduled to consider the proposals.

CenTra has subsequently appealed the March 25, 1997 order of the Nebraska Court to the United States Court of Appeals for the Eighth Circuit where the appeal is now pending. CenTra's appeal of this order has resulted in a delay of the deadlines for submitting the proposals and no new submission date has been set at this time. Because of the uncertainty of the outcome of CenTra's appeal of the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held as security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries. CenTra did not appeal this order. During the second quarter of 1997, ownership of 380,471 shares was transferred to a Chandler subsidiary as payment for one of the agent's debts to Chandler's subsidiaries in the amount of $1,902,355. This transfer had no impact on net income. The shares are held as a reduction of stockholders' equity.

CenTra Litigation - Other

During the first quarter of 1997 the Company concluded an arbitration proceeding involving DuraRock Underwriters, Ltd., an affiliate of CenTra, and recorded approximately $315,000 in litigation and settlement expenses related to this matter.

NOTE 3 - RECENTLY ADOPTED ACCOUNTING STANDARDS

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

NOTE 4 - ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. Management believes that SFAS No. 128 will not have a significant effect on the Company's calculation of earnings per share considering its current capital structure.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the statement of financial condition. The Company will adopt SFAS No. 130 on January 1, 1998 as required.

Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998 as required.

                                                                         PAGE 10
ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Premiums Earned

The following table sets forth net premiums earned for each of the three and six month periods ended June 30, 1997 and 1996:

                                   For the three months     For the six months
                                      ended June 30,          ended June 30,
                                  ----------------------  ----------------------
                                     1997        1996        1997        1996
                                  ----------  ----------  ----------  ----------
                                                  (In thousands)
Standard property-casualty........$  13,911   $   8,933   $  25,727   $  17,200
Non-standard private
   passenger automobile...........    3,783       4,758       7,707       8,592
Political subdivisions............    3,658       3,458       7,193       6,943
Surety bonds......................    2,929       2,428       5,842       4,252
Transportation....................     (100)        596          (4)      1,124
Other.............................    1,542       1,762       2,931       4,869
                                  ----------  ----------  ----------  ----------
               TOTAL..............$  25,723   $  21,935   $  49,396   $  42,980
                                  ==========  ==========  ==========  ==========

Net premiums earned increased 17% and 15% for the three and six months ended June 30, 1997 compared to the prior year.

Net premiums earned in the standard property-casualty program increased $5.0 million and $8.5 million (or 56% and 50%) for the current quarter and first half, respectively, compared to the year ago periods. Net premiums earned for workers compensation accounted for $2.9 million and $5.3 million of the increase, respectively, while other property-casualty coverages accounted for the balance. The increase is primarily attributable to continued expansion in Oklahoma and surrounding states.

Net premiums earned in the surety bond program increased 21% and 37% in the three and six months ended June 30, 1997 compared to the 1996 periods. Net premiums earned from surety bonds produced by LaGere & Walkingstick Insurance Agency, Inc. ("L&W") increased to $2.0 million and $4.0 million for the 1997 periods compared to $1.4 million and $2.6 million in the comparable 1996 periods. The increase in business produced by L&W is primarily a result of expansion in New Mexico and California.

Net premiums earned in the non-standard private passenger automobile programs declined 20% and 10% in the current quarter and first half of 1997 compared to the year ago periods. Net premiums earned for the Oklahoma portion of the program decreased to $463,000 and $1.1 million for the second quarter and first half of 1997 compared to $1.3 million and $2.4 million in the comparable 1996 periods. Net premiums earned from the Arizona portion of the program decreased to $258,000 and $768,000 in the current quarter and first half of 1997 compared to $785,000 and $1.3 million in the year ago periods. These decreases are primarily a result of premium rate increases and reductions in the number of retail agents offering these programs. Net premiums earned are expected to decline further in future periods.

Net premiums earned in the California portion of the program increased to $3.1 million and $5.9 million for the three and six month periods ended June 30, 1997, respectively, compared to $2.7 million and $4.8 million in the 1996 periods. During the second quarter of 1997, management reviewed the underwriting performance of the California portion of the program relative to the Company's other insurance programs and concluded that it would be in the Company's best interest to substantially reduce its underwriting risk. Effective July 1, 1997, National American Insurance Company ("NAICO") entered into a 100% quota share reinsurance agreement with Underwriters Reinsurance Company to fully reinsure the risk. Net premiums earned for the California portion of the program were $9.6 million and $6.7 million for the years ended December 31, 1996 and 1995.

Net premiums earned from the political subdivisions program increased 6% and 4%, respectively, in the three and six month periods ended June 30, 1997 compared to a year ago. Expansion of the school districts portion of the program in Texas accounted for most of the increase.

Net premiums earned from direct assignments of workers compensation policies and participation in voluntary and involuntary pools ("Pools") covering workers compensation, included in Other above, decreased to $847,000 and $1.6 million in the second quarter and first half of 1997 compared to $1.3 million and $3.8 million in the comparable 1996 periods. The decrease is primarily attributable to decreased activity from the Pools, which decreased by $141,000 and $1.5 million from the respective 1996 periods.

During the second quarter of 1996, NAICO began writing excess accident and health coverage for small to medium sized employers generally in Oklahoma and Texas. Net premiums earned in this program were $451,000 and $758,000 in the second quarter and first half of 1997 compared to $12,000 for both periods in 1996.

Commissions, Fees and Other Income

L&W's brokerage commissions and fees before intercompany eliminations were $2.0 million and $4.0 million in the three and six months ended June 30, 1997, respectively, compared to $1.7 million and $3.5 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

Fees generated by Network Administrators, Inc. ("Network") were $146,000 and $359,000 in the second quarter and first half of 1997 compared to $186,000 and $337,000 in the comparable 1996 periods. Network is a third-party administrator of partially self-insured group accident and health plans. A portion of the fees for Network is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

Losses and Loss Adjustment Expenses

The percentage of losses and loss adjustment expenses to net premiums earned was 60.4% and 63.0% for the quarter and six months ended June 30, 1997 compared to 61.3% and 62.4% in the comparable year ago periods.

Policy Acquisition Costs

Policy acquisition costs as a percentage of net premiums earned were 29.7% and 28.8% for the second quarter and first half of 1997, respectively, compared to 37.9% and 33.6% in the 1996 periods. The percentages for the second quarter and first six months of 1996 were increased by approximately 5.1 and 2.5 percentage points due to a lower than expected award from a reinsurance arbitration proceeding concluded in the second quarter of 1996.

General and Administrative Expenses

General and administrative expenses were 12.8% and 13.7% of revenues exclusive of net investment income for the quarter and six months ended June 30, 1997 compared to 15.1% and 16.1% in the comparable 1996 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. The percentages for the second quarter and first six months of 1996 were increased by approximately 1.2 and 1.1 percentage points due to legal expenses related to a reinsurance arbitration matter.

Liquidity and Capital Resources

The Company used $2.8 million of cash for operations in the first half of 1997 compared to cash used of $6.1 million in the year ago period. The use of cash in 1997 includes approximately $3.4 million in premium and loss payments related to various CenTra insurance programs. The use of cash in the 1996 period generally reflects the reductions in premium volume from earlier years and the payment of losses and loss adjustment expenses incurred in those years. The Company sold $6.6 million of fixed-income securities available for sale prior to their maturities in the first half of 1997 compared to $12.3 million in the first half of 1996. See Litigation Expenses for information concerning certain liabilities regarding legal proceedings.

The Company received cash totaling $1.8 million in payment of premiums receivable in the first quarter of 1997 as a part of a settlement with Midwest Indemnity Corp. ("Midwest"). In connection with the Midwest settlement, the Company also received notes receivable from International Alliance Services, Inc. ("IASI") recorded at approximately $465,000 and IASI common stock valued at approximately $2.2 million for a total consideration of approximately $4.5 million at the settlement date. The total amount was included in premiums receivable at December 31, 1996. The Company and its subsidiaries have historically not purchased equity securities in their portfolios.

Litigation and Litigation Expenses

In the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, recent developments updating the CenTra, Inc. ("CenTra") litigation were described.

CenTra Litigation - Oklahoma

As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma (the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against NAICO and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. The remaining issues were submitted to a jury.

On April 9, 1997 the jury returned verdicts on all claims. On April 22, 1997, the Court entered judgments on all verdicts returned. One judgment against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another judgment was against both the Company and its affiliate Chandler Barbados and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500.
Both judgments related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on only three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

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

The Company's legal counsel, management and board of directors are reviewing the Court rulings and the judgments and considering whether to appeal. Several post-trial motions have been filed by all parties relating to the judgments and prejudgment interest. The Court currently has these motions under advisement and has given no indication regarding when the rulings may be expected. Additional motions to tax costs and fix attorney fees will be filed following rulings on these motions.

Because the judgments are so recent and the Court has not yet ruled on the post-trial motions, the Company is unable to presently assess the ultimate outcome of these matters. However, the Company has recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately $8.3 million ($8.5 million including provision for federal income tax). In addition, the Company has recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission judgment as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The ultimate actual amounts allowed by the Court to all parties for these items could vary significantly from the Company's estimate. The Court could deny all requests for recovery of these items or could award the parties amounts which would be much greater than the Company's estimate. The CenTra Group has requested prejudgment interest of approximately $12 million. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above. Further unfavorable outcomes regarding these issues, collection of the awards and advancement of litigation expenses to certain Company defendants would have a material adverse effect on the Company and negatively impact future earnings. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advanced litigation expenses.

The Company's management believes that adequate financial resources are available to post a supersedeas bond if the judgments are appealed, and the Company is pursuing various financing arrangements in the event that the judgments are not reduced or overturned. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these judgments would reduce investment earnings or increase operating expenses in future periods. The Company also incurred approximately $550,000 and $2.3 million in attorney fees and related litigation expenses in the second quarter and first half of 1997. Litigation expenses were $140,000 and $207,000 in the second quarter and first half of 1996.

CenTra Litigation - Nebraska

As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares. CenTra's shares represent approximately 45% of the outstanding stock (excludes 1997 stock rescission judgment and stock held by subsidiary). The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock".
A hearing would then be scheduled to consider the proposals.

CenTra has subsequently appealed the March 25, 1997 order of the Nebraska Court to the United States Court of Appeals for the Eighth Circuit where the appeal is now pending. CenTra's appeal of this order has resulted in a delay of the deadlines for submitting the proposals and no new submission date has been set at this time. Because of the uncertainty of the outcome of CenTra's appeal of the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held as security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries. CenTra did not appeal this order. During the second quarter of 1997, ownership of 380,471 shares was transferred to a Chandler subsidiary as payment for one of the agent's debts to Chandler subsidiaries in the amount of $1,902,355. This transfer had no impact on net income. The shares are held as a reduction of stockholders' equity.

CenTra Litigation - Other

During the first quarter of 1997 the Company concluded an arbitration proceeding involving DuraRock Underwriters, Ltd., an affiliate of CenTra, and recorded approximately $315,000 in litigation and settlement expenses related to this matter.

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



PART II.                       OTHER INFORMATION

Item 1.   Legal Proceedings

          In response to this item, the Company incorporates by reference to Note 2 - Litigation to its Interim Consolidated
          Financial Statements contained elsewhere in this report.

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


Date:  July 29, 1997                            CHANDLER INSURANCE COMPANY, LTD.



                                             By:  /s/  W. Brent LaGere
                                                --------------------------------
                                                W. Brent LaGere
                                                Chairman of the Board of
                                                Directors and Chief Executive
                                                Officer
                                                (Principal Executive Officer)




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