Form 10-Q
period 1997-09-30
CHANDLER INSURANCE CO LTD
filed 1997-11-05
CIK 792854

===============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                               ---------------------

                                     FORM 10-Q

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ________ to ________

                         Commission File Number:  0-15286

                         CHANDLER INSURANCE COMPANY, LTD.
              (Exact name of registrant as specified in its charter)

            Cayman Islands                                    None
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

       5th Floor Anderson Square                               N/A
             P.O. Box 1854                                 (Zip Code)
 Grand Cayman, Cayman Islands, B.W.I.
(Address of principal executive offices)

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

The number of Common Shares, $1.67 par value, of the registrant outstanding on October 31, 1997 was 6,561,237, (this is net of 380,471 Common Shares owned by a subsidiary of the registrant which are eligible to vote).


==============-=================================================================

                                                                          PAGE 2
                      CHANDLER INSURANCE COMPANY, LTD.

                                   INDEX



PART I - Financial Information
------------------------------

ITEM 1  Consolidated Statements of Operations for the
------  three months ended September 30, 1997 and 1996....................3

        Consolidated Statements of Operations for the
        nine months ended September 30, 1997 and 1996.....................4

        Consolidated Balance Sheets as of September 30, 1997
        and December 31, 1996.............................................5

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1997 and 1996.....................6

        Notes to Interim Consolidated Financial Statements................7

ITEM 2  Management's Discussion and Analysis of Financial
------  Condition and Results of Operations..............................10


PART II - Other Information
---------------------------

ITEM 1  Legal Proceedings................................................15
------

ITEM 2  Change in Securities.............................................15
------

ITEM 3  Defaults Upon Senior Securities..................................15
------

ITEM 4  Submission of Matters to a Vote of Security Holders..............15
------

ITEM 5  Other Information................................................15
------

ITEM 6  Exhibits and Reports on Form 8-K.................................15
------


SIGNATURES...............................................................16

                        CHANDLER INSURANCE COMPANY, LTD.                 PAGE 3
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                         For the three months
                                                          ended September 30,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed.................$  38,851      $  37,058
   Reinsurance premiums ceded..........................  (11,864)        (5,002)
                                                       ----------     ----------
      Net premiums written and assumed.................   26,987         32,056
   Increase in unearned premiums.......................   (4,632)        (8,266)
                                                       ----------     ----------
      Net premiums earned..............................   22,355         23,790

Net investment income..................................    1,853          1,769
Commissions, fees and other income.....................      623            792
                                                       ----------     ----------
      Total revenues...................................   24,831         26,351
                                                       ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses.................   12,860         13,618
   Policy acquisition costs............................    6,698          9,641
   General and administrative expenses.................    3,286          3,339
   Litigation expenses, net............................      408           (968)
                                                       ----------     ----------
      Total operating expenses.........................   23,252         25,630
                                                       ----------     ----------
Income before income taxes.............................    1,579            721
Federal income tax provision of
   consolidated U.S. subsidiaries......................     (538)          (184)
                                                       ----------     ----------
Net income.............................................$   1,041      $     537
                                                       ==========     ==========
Net income per share...................................$    0.16      $    0.08

Weighted average common shares outstanding
   (excludes effect of stock rescission)...............    6,561          6,942

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 4
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                          For the nine months
                                                          ended September 30,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed.................$  95,766      $  83,046
   Reinsurance premiums ceded..........................  (19,576)       (11,057)
                                                       ----------     ----------
      Net premiums written and assumed.................   76,190         71,989
   Increase in unearned premiums.......................   (4,439)        (5,219)
                                                       ----------     ----------
      Net premiums earned..............................   71,751         66,770

Net investment income                                      5,476          5,469
Commissions, fees and other income                         2,063          2,792
                                                       ----------     ----------
      Total revenues...................................   79,290         75,031
                                                       ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses.................   43,996         40,429
   Policy acquisition costs............................   20,933         24,086
   General and administrative expenses.................   10,260         10,600
   Litigation expenses, net............................   11,330           (761)
                                                       ----------     ----------
      Total operating expenses.........................   86,519         74,354
                                                       ----------     ----------
Income (loss) before income taxes......................   (7,229)           677
Federal income tax benefit (provision)
   of consolidated U.S. subsidiaries...................   (1,519)           790
                                                       ----------     ----------
Net income (loss)......................................$  (8,748)     $   1,467
                                                       ==========     ==========
Net income (loss) per share............................$   (1.30)     $    0.21

Weighted average common shares outstanding
   (excludes effect of stock rescission)...............    6,735          6,942

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.                  PAGE 5
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                     September 30,  December 31,
                                                         1997           1996
                                                     ------------   ------------
Assets
Investments
   Fixed maturities available for sale, at
      estimated fair value...........................$   108,530    $   109,665
   Fixed maturities held to maturity, at
      amortized cost (estimated fair value $1,679
      and $1,675 at 1997 and 1996, respectively......      1,588          1,582
   Equity securities available for sale, at
      estimated fair value...........................      1,867              -
                                                     ------------   ------------
      Total investments..............................    111,985        111,247

Cash and cash equivalents............................     15,089          7,889
Premiums receivable, less allowance for
   non-collection of $215 and $177 at
   1997 and 1996, respectively.......................     31,465         30,413
Reinsurance recoverable on paid losses, less
   allowance for non-collection of $567 and $491
   at 1997 and 1996, respectively....................      1,620          3,805
Reinsurance recoverable on unpaid losses, less
   allowance for non-collection of $86 at 1997.......     14,784         14,432
Prepaid reinsurance premiums.........................     10,247          5,470
Deferred policy acquisition costs....................      5,386          4,993
Property and equipment, net..........................      5,986          5,934
Other assets.........................................     13,990         11,517
Licenses, net........................................      4,381          4,494
Excess of cost over net assets acquired, net.........      5,414          5,900
Covenants not to compete, net........................        433            733
                                                     ------------   ------------
Total assets.........................................$   220,780    $   206,827
                                                     ============   ============
Liabilities and Shareholders' Equity
Liabilities
   Unpaid losses and loss adjustment expenses........$    79,861    $    79,639
   Unearned premiums.................................     45,225         36,009
   Policyholder deposits.............................      4,896          4,016
   Notes payable.....................................      3,349          4,391
   Accrued taxes and other payables..................      5,168          7,777
   Premiums payable..................................      8,154          2,448
   Litigation liabilities............................     16,618              -
                                                     ------------   ------------
      Total liabilities..............................    163,271        134,280
                                                     ------------   ------------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000
      shares authorized, 6,941,708 shares
      issued and outstanding.........................     11,593         11,593
   Paid-in surplus...................................     34,942         34,942
   Capital redemption reserve........................        947            947
   Retained earnings.................................     17,203         25,951
   Unrealized loss on investments available
      for sale, net of tax...........................       (358)          (886)
   Less:  Common stock held by subsidiary,
      at cost (380,471 shares in 1997)...............     (1,902)             -
   Less:  Common stock rescinded through
      litigation (517,500 shares in 1997)............     (4,916)             -
                                                     ------------   ------------
      Total shareholders' equity.....................     57,509         72,547
                                                     ------------   ------------
Total liabilities and shareholders' equity...........$   220,780      $ 206,827
                                                     ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                          PAGE 6
                        CHANDLER INSURANCE COMPANY, LTD.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Amounts in thousands)

                                                          For the nine months
                                                          ended September 30,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Operating activities:
Net income (loss)......................................$  (8,748)     $   1,467
   Add (deduct):
   Adjustments to reconcile net income to cash
      provided by (applied to) operations:
      Net realized gains on sales of investments.......      (36)          (119)
      Net (gains) losses on sales of equipment.........        2            (10)
      Amortization and depreciation....................    1,622          1,740
      Provision for non-collection of premiums.........      119          1,165
      Provision for non-collection of
         reinsurance recoverables......................      449          1,634
      Net change in non-cash balances
         relating to operations:
         Premiums receivable...........................   (4,785)          (474)
         Reinsurance recoverable on paid losses........    1,716         (1,220)
         Reinsurance recoverables on unpaid losses.....     (332)         6,137
         Prepaid reinsurance premiums..................   (4,777)          (469)
         Deferred policy acquisition costs.............     (393)        (1,073)
         Other assets..................................   (3,168)          (393)
         Unpaid losses and loss adjustment expenses....      222        (14,340)
         Unearned premiums.............................    9,216          5,689
         Policyholder deposits.........................      880           (252)
         Accrued taxes and other payables..............   (2,609)        (1,531)
         Premiums payable..............................    5,706           (165)
         Litigation liabilities........................   11,702              -
                                                       ----------     ----------
      Cash provided by (applied to) operations.........    6,786         (2,214)
                                                       ----------     ----------
Investing activities:
   Fixed maturities available for sale
      Purchases........................................  (11,646)       (29,412)
      Sales............................................    7,568         13,743
      Maturities.......................................    6,221         10,328
   Fixed maturities held to maturity
      Purchases........................................        -              -
      Maturities.......................................        -          4,300
   Cost of property and equipment purchased............     (733)          (575)
   Proceeds from sale of property and equipment........       45             36
   Other...............................................        -            (20)
                                                       ----------     ----------
      Cash provided by (applied to)
         investing activities..........................    1,455         (1,600)
                                                       ----------     ----------
Financing activities:
   Proceeds from notes payable.........................        -          4,500
   Payments on notes payable...........................   (1,041)             -
                                                       ----------     ----------
      Cash provided by (applied to)
         financing activities..........................   (1,041)         4,500
                                                       ----------     ----------
   Increase in cash and cash equivalents
       during the period...............................    7,200            686

Cash and cash equivalents at beginning of period.......    7,889          8,524
                                                       ----------     ----------
Cash and cash equivalents at end of period.............$  15,089      $   9,210
                                                       ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                          PAGE 7
                        CHANDLER INSURANCE COMPANY, LTD.

               Notes To Interim Consolidated Financial Statements

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2 - LITIGATION

In the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 and Reports on Form 8-K dated August 17, 1997 and October 9, 1997, recent developments updating the CenTra, Inc. ("CenTra") litigation were described.

CenTra Litigation - Oklahoma

As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma (the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against NAICO and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992 (see CenTra Litigation - Other, below). The remaining issues were submitted to a jury.

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

On other claims asserted by the CenTra Group, the jury found in favor of the Company and/or the individual defendants. The jury also found in favor of NAICO and NAICO Indemnity on their counterclaims for CenTra's failure to pay insurance premiums in the sum of $788,625 and further upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock as a result of purchases made by the CenTra Group in July 1992 as part of its efforts to acquire control of Chandler.

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

The Company's legal counsel, management and board of directors are reviewing the Court rulings and the judgments and considering whether to appeal. Several post-trial motions have been filed by all parties relating to the judgments and prejudgment interest. The Court currently has these motions under advisement and has given no indication regarding when the rulings may be expected. The Court ordered that additional motions to tax costs and fix attorney fees be filed within 20 days following rulings on these motions. However, on October 11, 1997 CenTra filed motions to tax costs and attorneys fees totaling $4.1 million. The Company has responded by contending that the motions were filed prematurely and are, in any event, without merit.

Because the Court has not yet ruled on the post-trial motions, the Company is unable to presently assess the ultimate outcome of these matters. However, the Company has recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately $8.3 million ($8.5 million including provision for federal income tax). In addition, the Company has recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission judgment as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The ultimate actual amounts allowed by the Court to all parties for these items could vary significantly from the Company's estimate. The Court could deny all requests for recovery of these items or could award the parties amounts which would be much greater than the Company's estimate. The CenTra Group has requested prejudgment interest of approximately $12 million. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above. Further unfavorable outcomes regarding these issues, collection of the awards and advancement of litigation expenses to certain Company defendants would have a material adverse effect on the Company and negatively impact future earnings. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advanced litigation expenses.

The Company's management believes that adequate financial resources are available to post a supersedeas bond if the judgments are appealed, and the Company is pursuing various financing arrangements in the event that the judgments are not reduced or overturned. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these judgments would reduce investment earnings or increase operating expenses in future periods. The Company also incurred approximately $408,000 and $2.7 million in attorney fees and related litigation expenses in the third quarter and first nine months of 1997. Litigation expenses were credits of $968,000 and $761,000 in the third quarter and first nine months of 1996 which included an estimated recovery of $982,000 from the Company's directors and officers liability insurer.

                                                                          PAGE 9
CenTra Litigation - Nebraska

As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares. Of that number, 1,440,700 shares acquired by CenTra and its affiliates in 1992 are currently in the possession of the Nebraska Court pursuant to a 1995 order of the Nebraska Court. CenTra's shares represent approximately 45% of the outstanding stock (excludes 1997 stock rescission judgment and stock held by subsidiary). The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing would then be scheduled to consider the proposals.

CenTra has subsequently appealed the March 25, 1997 order of the Nebraska Court to the United States Court of Appeals for the Eighth Circuit where the appeal is now pending. CenTra's appeal of this order has resulted in a delay of the deadlines for submitting the proposals and no new submission date has been set at this time. On October 7, 1997 the Honorable Warren Urbom, U.S. District Judge for the District of Nebraska, ordered CenTra, M.J. Moroun and others to tender into the Registry of the Court by November 6, 1997 all shares of Chandler stock owned or controlled by them or their affiliates not previously tendered, to await the outcome of the appeal of his divestiture order. Because of the uncertainty of the outcome of CenTra's appeal of the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

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

CenTra Litigation - Other

On September 25, 1997, NAICO learned that several CenTra affiliates had filed two lawsuits in state court in Macomb County Michigan against NAICO, NAICO Indemnity and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma lawsuit described above. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries. The trial court entered a judgment against CenTra on these claims. The damages sought are unspecified but the claims are based upon NAICO's cancellation of CenTra's insurance in 1992. NAICO and NAICO Indemnity contend that the Oklahoma Court's adjudication is conclusive as to all claims. The lawsuits have been removed to the U.S. District Court for the Eastern District of Michigan, Southern Division.

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



ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Premiums Earned

The following table sets forth net premiums earned for each of the three and nine month periods ended September 30, 1997 and 1996:

                                   For the three months     For the nine months
                                    ended September 30,     ended September 30,
                                  ----------------------  ----------------------
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------
                                                  (In thousands)
Standard property-casualty........$  14,999   $  10,799   $  40,726   $  27,999
Political subdivisions............    3,943       3,553      11,136      10,496
Surety bonds......................    2,489       2,737       8,331       6,989
Non-standard private
   passenger automobile...........      700       4,278       8,407      12,870
Transportation....................     (116)        431        (120)      1,555
Other.............................      340       1,992       3,271       6,861
                                  ----------  ----------  ----------  ----------
   TOTAL..........................$  22,355   $  23,790   $  71,751   $  66,770
                                  ==========  ==========  ==========  ==========

Net premiums earned decreased 6% for the three months ended September 30, 1997 and increased 7% for the first nine months of 1997 compared to the year ago periods.

Net premiums earned in the standard property-casualty program increased $4.2 million and $12.7 million (39% and 45%) for the current quarter and the first nine months compared to the prior year periods. Net premiums earned for workers compensation accounted for $1.9 million and $7.2 million of the increase, respectively, while other property-casualty coverages accounted for the balance. The increase is primarily attributable to continued expansion in Oklahoma and surrounding states, principally Texas.

Net premiums earned from the political subdivisions program increased 11% and 6%, respectively, in the three and nine month periods ended September 30, 1997 compared to a year ago. Expansion of the school districts program in Texas accounted for most of the increase.

Net premiums earned in the surety bond program decreased 9% in the current quarter compared to a year ago while increasing 19% for the first nine months of 1997 compared to the same period in 1996. Increased competition to write surety bonds for small to medium sized contractors accounted for the decreased premium volume in the current quarter. The increase for the current year to date is primarily a result of expansion in New Mexico and California.

Net premiums earned in the non-standard private passenger automobile programs declined 84% and 35% in the current quarter and first nine months of 1997 compared to the year ago periods. Net premiums earned for the Oklahoma portion of the program decreased to $296,000 and $1.4 million for the third quarter and first nine months of 1997 compared to $1.1 million and $3.5 million in the comparable 1996 periods. Net premiums earned for the Arizona portion of the program decreased to $116,000 and $884,000 in the current quarter and first nine months of 1997 compared to $732,000 and $2.0 million in the year ago periods. These decreases are a result of premium rate increases and reductions in the number of retail agents offering these programs. Net premiums earned are expected to decline further in future periods.

Net premiums earned for the California portion of the program decreased to $288,000 and $6.2 million for the three and nine month periods ended September 30, 1997, respectively, compared to $2.5 million and $7.3 million in the 1996 periods. During the second quarter of 1997, management reviewed the underwriting performance of the California portion of the program relative to the Company's other insurance programs and concluded that it would be in the Company's best interest to substantially reduce its underwriting risk. Effective July 1, 1997, National American Insurance Company ("NAICO") entered into a 100% quota share reinsurance agreement with Underwriters Reinsurance Company to fully reinsure the risk. Net premiums earned in the current quarter represent NAICO's share of policy related fees that are classified as premiums.

Net premiums earned from direct assignments of workers compensation policies and participation in voluntary and involuntary pools ("Pools") covering workers compensation, included in Other above, decreased to ($393,000) and $1.2 million in the third quarter and first nine months of 1997 compared to $1.5 million and $5.3 million in the year ago periods. The decreases are generally a result of decreased activity from the Pools, which decreased by $1.5 million and $3.0 million from the respective periods. The negative net premiums earned in the third quarter 1997 results from a reapportionment of NAICO's share of the 1996 Pool activity based on NAICO's 1996 premium volume in various states. The administrators of the Pools reapportion each Pool's premiums, losses and expenses annually after the prior years participation percentages for each participating insurer are determined. The effect of such reapportionment is generally reported to the participating companies in the third quarter following the year end.

In the second quarter of 1996, NAICO began writing excess accident and health coverage for small and medium sized employers generally in Oklahoma and Texas. Net premiums earned in this program were $567,000 and $1.3 million in the third quarter and first nine months of 1997 compared to $128,000 and $140,000 for the comparable 1996 periods.

COMMISSIONS, FEES AND OTHER INCOME

LaGere & Walkingstick Insurance Agency, Inc.'s ("L&W") brokerage commissions and fees before intercompany eliminations were $2.9 million and $6.9 million in the three and nine months ended September 30, 1997, respectively, compared to $2.9 million and $6.4 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.
Fees generated by Network Administrators, Inc. ("Network") were $92,000 and $451,000 in the third quarter and first nine months of 1997 compared to $187,000 and $524,000 in the comparable 1996 periods. Network is a third-party administrator of partially self-insured group accident and health plans. Network's operations will be consolidated into a joint venture managed by a third party during the fourth quarter. Network will have a one-third interest in the joint venture.

LOSSES AND LOSS ADJUSTMENT EXPENSES

The percentage of losses and loss adjustment expenses to net premiums earned was 57.5% and 61.3% for the quarter and nine months ended September 30, 1997 compared to 57.2% and 60.5% in the comparable year ago periods.

POLICY ACQUISITION COSTS

Policy acquisitions costs as a percentage of net premiums earned were 30.0% and 29.2% for the third quarter and first nine months of 1997, respectively, compared to 40.5% and 36.1% in the 1996 periods. In the third quarter of 1996, the Company incurred a $1.0 million charge with respect to a reserve established for the amounts then recoverable from Midwest Indemnity Corp. ("Midwest"), a former surety bond underwriting manager for NAICO. In the second quarter of 1996, NAICO concluded an arbitration process with three reinsurers of its truckers workers compensation program relating to business written from 1988 through 1991. NAICO received an arbitration award that was $1.1 million smaller than expected. These charges increased policy acquisition costs as a percentage of net premiums earned by approximately 4.3 and 3.1 percentage points for the three and nine months ended September 30, 1996.

The commission rate for a substantial portion of the surety bond program produced by Midwest varied inversely with the loss ratio pursuant to a commission arrangement contingent on the loss experience of the program. The expected loss ratio for this portion of the program was decreased in 1996 and such decrease increased the percentage of net policy acquisition costs to net premiums earned by 7.0 and 4.2 percentage points, respectively, for the quarter and nine months ended September 30, 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were 14.3% and 13.9% of revenues exclusive of net investment income for the quarter and nine months ended September 30, 1997 compared to 13.6% and 15.2% in the comparable 1996 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs and losses and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations in the first nine months of 1997 was $6.8 million compared to cash used in operations of $2.2 million in the year ago period. The use of cash in the 1996 period generally reflects the reductions in premium volume from earlier years and the payment of losses and loss adjustment expenses incurred in those years. The Company sold $7.6 million of fixed-income securities available for sale prior to their maturities in the first nine months of 1997 compared to $13.7 million in the comparable 1996 period. See Litigation and Litigation Expenses for information concerning certain liabilities regarding legal proceedings.

The Company received cash totaling $1.8 million in payment of premiums receivable in the first quarter of 1997 as a part of a settlement with Midwest. In connection with the Midwest settlement, the Company also received notes receivable from International Alliance Services, Inc. ("IASI") recorded at approximately $465,000 and IASI common stock valued at approximately $2.2 million for a total consideration of approximately $4.5 million at the settlement date. The total amount was included in premiums receivable at December 31, 1996. The Company and its subsidiaries have historically not purchased equity securities in their portfolios.

LITIGATION AND LITIGATION EXPENSES

In the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 and Reports on Form 8-K dated August 17, 1997 and October 9, 1997, recent developments updating the CenTra, Inc. ("CenTra") litigation were described.

CenTra Litigation - Oklahoma

As previously reported, on February 13, 1997 trial commenced in the United States District Court in Oklahoma City, Oklahoma (the "Court") in consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court dismissed CenTra's claims against NAICO and an affiliate for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992 (see CenTra Litigation - Other, below). The remaining issues were submitted to a jury.

On April 9, 1997 the jury returned verdicts on all claims. On April 22, 1997, the Court entered judgments on all verdicts returned. One judgment against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another judgment was against both the Company and its affiliate Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both judgments related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of the Nebraska insurance law, but only awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on only three. Certain officers were directed to repay to Chandler (U.S.A.), Inc. ("Chandler USA") bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded only $1 each against six officers and/or directors.

On other claims asserted by the CenTra Group, the jury found in favor of the Company and/or the individual defendants. The jury also found in favor of NAICO and NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity") on their counterclaims for CenTra's failure to pay insurance premiums in the sum of $788,625 and further upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock as a result of purchases made by the CenTra Group in July 1992 as part of its efforts to acquire control of Chandler.

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

The Company's legal counsel, management and board of directors are reviewing the Court rulings and the judgments and considering whether to appeal. Several post-trial motions have been filed by all parties relating to the judgments and prejudgment interest. The Court currently has these motions under advisement and has given no indication regarding when the rulings may be expected. The Court ordered that additional motions to tax costs and fix attorney fees be filed within 20 days following rulings on these motions. However, on October 11, 1997 CenTra filed motions to tax costs and attorneys fees totaling $4.1 million. The Company has responded by contending that the motions were filed prematurely and are, in any event, without merit.

Because the Court has not yet ruled on the post-trial motions, the Company is unable to presently assess the ultimate outcome of these matters. However, the Company has recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately $8.3 million ($8.5 million including provision for federal income tax). In addition, the Company has recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission judgment as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The ultimate actual amounts allowed by the Court to all parties for these items could vary significantly from the Company's estimate. The Court could deny all requests for recovery of these items or could award the parties amounts which would be much greater than the Company's estimate. The CenTra Group has requested prejudgment interest of approximately $12 million. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above. Further unfavorable outcomes regarding these issues, collection of the awards and advancement of litigation expenses to certain Company defendants would have a material adverse effect on the Company and negatively impact future earnings. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advanced litigation expenses.

The Company's management believes that adequate financial resources are available to post a supersedeas bond if the judgments are appealed, and the Company is pursuing various financing arrangements in the event that the judgments are not reduced or overturned. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these judgments would reduce investment earnings or increase operating expenses in future periods. The Company also incurred approximately $408,000 and $2.7 million in attorney fees and related litigation expenses in the third quarter and first nine months of 1997. Litigation expenses were credits of $968,000 and $761,000 in the third quarter and first nine months of 1996 which included an estimated recovery of $982,000 from the Company's directors and officers liability insurer.

CenTra Litigation - Nebraska

As previously reported the United States District Court for the District of Nebraska (the "Nebraska Court") has entered certain orders relating to sequestration of shares of the Company's stock owned by CenTra. On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,131,825 Chandler shares. Of that number, 1,440,700 shares acquired by CenTra and its affiliates in 1992 are currently in the possession of the Nebraska Court pursuant to a 1995 order of the Nebraska Court. CenTra's shares represent approximately 45% of the outstanding stock (excludes 1997 stock rescission judgment and stock held by subsidiary). The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing would then be scheduled to consider the proposals.

CenTra has subsequently appealed the March 25, 1997 order of the Nebraska Court to the United States Court of Appeals for the Eighth Circuit where the appeal is now pending. CenTra's appeal of this order has resulted in a delay of the deadlines for submitting the proposals and no new submission date has been set at this time. On October 7, 1997 the Honorable Warren Urbom, U.S. District Judge for the District of Nebraska, ordered CenTra, M.J. Moroun, and others to tender into the Registry of the Court by November 6, 1997, all shares of Chandler stock owned or controlled by them or their affiliates not previously tendered, to await the outcome of the appeal of his divestiture order. Because of the uncertainty of the outcome of CenTra's appeal of the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

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

CenTra Litigation - Other

On September 25, 1997, NAICO learned that several CenTra affiliates had filed two lawsuits in state court in Macomb County Michigan against NAICO, NAICO Indemnity and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma lawsuit described above. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries. The trial court entered a judgment against CenTra on these claims. The damages sought are unspecified but the claims are based upon NAICO's cancellation of CenTra's insurance in 1992. NAICO and NAICO Indemnity contend that the Oklahoma Court's adjudication is conclusive as to all claims. The lawsuits have been removed to the U.S. District Court for the Eastern District of Michigan, Southern Division.

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



PART II.                       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------
         In response to this item, the Company incorporates by reference to Note 2 - Litigation - to its Interim Consolidated Financial Statements contained elsewhere in this report.

ITEM 2.  CHANGES IN SECURITIES
-------
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------
         None

ITEM 5.  OTHER INFORMATION
-------
         Prior to May 1, 1997, Benjamin T. Walkingstick was an employee of Chandler (U.S.A.), Inc., pursuant to an employment agreement dated October 28, 1988, (the "Employment Agreement") and served as an executive officer and director of the Company and certain of its subsidiaries. Effective May 1, 1997, Mr. Walkingstick resigned these positions and ceased to be an employee of Chandler (U.S.A.), Inc. He continues to serve as a consultant to Chandler USA and its subsidiaries pursuant to the Employment Agreement and continues to be paid monthly under the agreement through October, 2000 at which time he reaches age 70.

         On September 18, 1997, Mr. Walkingstick and LaGere & Walkingstick Insurance Agency, Inc. ("L&W") entered into an agreement providing that Mr. Walkingstick will write insurance business only through L&W as an independent contractor (the "Insurance Agreement"). Mr. Walkingstick will receive one-half of all commissions upon any business he produces which was not previously written by L&W and is liable for payment of all premiums due upon such business. The Insurance Agreement may be terminated at any time upon thirty (30) days written notice. Upon termination, the expirations or renewal rights (ownership) of the insurance business written by Mr. Walkingstick shall remain the property of L&W. Mr. Walkingstick is required to maintain his own support staff. A copy of the Insurance Agreement is filed as Exhibit
         10.3 to this quarterly report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:   10.3  Agreement for Placement of Insurance Business.

         Forms 8-K:  The Company filed two current reports on Form 8-K dated
                     August 17, 1997 and October 9, 1997, responding to Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 3, 1997              CHANDLER INSURANCE COMPANY, LTD.



                                 By: /s/ W. Brent LaGere
                                     ----------------------------------------
                                     W. Brent LaGere
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




                                 By: /s/ Mark T. Paden
                                     ----------------------------------------
                                     Mark T. Paden
                                     Director, Vice President - Finance
                                     Chief Financial Officer and Treasurer
                                     (Principal Accounting and Financial
                                     Officer)

                                                                    EXHIBIT 10.3
                                                                        Page One


                 AGREEMENT FOR PLACEMENT OF INSURANCE BUSINESS


   This agreement is made and entered into on this 18th day of September, 1997 by and between LaGere & Walkingstick Insurance Agency, Inc. an Oklahoma corporation hereinafter referred to as L&W and Ben T. Walkingstick, hereinafter referred to as BTW.

   WHEREAS, BTW warrants that BTW is authorized to conduct business as a licensed insurance broker and agent in the State of Oklahoma; and

   WHEREAS, BTW desires L&W to place risks of BTW's clients (hereinafter referred to as the INSURED) with and for acceptance by admitted companies and or non-admitted companies, in compliance with the laws, rules and regulations pertaining thereto, regarding the placement of such business; and

   WHEREAS, L&W agrees to allow BTW a commission on such business, if and when placed, at such rates as provided hereinafter and, from time-to-time by the parties.

   NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

   1.   (a)   BTW shall be primarily liable to L&W for the full amount of the premium and applicable state taxes, less commission, including, but not limited to, additional premiums developed under audits or retrospective penalties on every insurance contract placed for BTW except as provided in Paragraph (c) of this section 1. L&W will invoice BTW on each risk where coverage is effective at the request of BTW. Such invoice will be due and payable as indicated in the invoice and may vary based upon the credit terms of the issuing company. Otherwise, premiums are to be remitted no later than the 15th day of the first succeeding month after the effective date of such insurance contract. BTW agrees that payment of any minimum earned premium required by the issuing company will be the responsibility of BTW. BTW shall be and remain liable to L&W for all earned premiums whether or not collected from the INSURED by BTW. Any credit extended to the INSURED shall be the sole risk and responsibility of BTW.

        (b) L&W will bill INSUREDS for premiums, applicable state taxes and additional premiums developed under audits or retrospective penalties on every insurance contract placed for L&W. BTW shall not be entitled to commission except to the extent that premium required to be paid by every insured is, in fact, paid. Except to the extent that the parties agree to a different commission, BTW shall be entitled to one-half (1/2) of the commission received by L&W on all business produced by BTW through L&W. Such commission shall be paid not later than the 15th day following the month in which L&W receives the commission.

        (c) BTW shall be liable to L&W for any and all additional premiums which may become due (e.g., as a result of an audit) unless within thirty (30) days following the date that notice of such additional premiums is sent to BTW, he notifies L&W that he waives his right to commission upon such additional premiums and does not intend to undertake collection thereof.

        (d) In the event BTW collects the premiums or any part thereof from the INSURED, BTW shall pay or remit the same to L&W within five
              (5) business days following collection of the premiums.

        (e) To the extent that L&W is required to repay or reimburse any INSURED for premiums received, for any reason, BTW shall refund his proportionate share of the commission based upon such premiums to L&W within thirty (30) days following demand therefore by L&W. L&W may offset against sums owing to BTW from L&W any sums owing from BTW to L&W.

                                                                    EXHIBIT 10.3
                                                                    Page Two


   2. The parties hereto understand and agree that in no event, nor under any circumstances whatsoever, shall this agreement ever be interpreted or construed to the effect that BTW may bind L&W or any company or underwriter represented by L&W. Nothing contained herein shall be deemed to alter or modify the terms and provisions of that certain employment agreement between Chandler (U.S.A.), Inc. (Chandler USA) and BTW so as to allow or permit the said BTW or any entity with which he is affiliated to compete against L&W or its affiliates. BTW hereby agrees and acknowledges that he is bound by the terms and conditions of the said employment agreement and specifically, the provisions concerning competition against Chandler USA, L&W and their affiliates. L&W will not accept agent or broker of record letters from BTW on any L&W or National American Insurance Company accounts on which L&W or any National American Insurance Company agents are then agents or brokers of record. It is also agreed and understood that the expirations or "renewal rights" (ownership) of any business placed under this Agreement will become and remain the sole property of L&W and that BTW will not compete for such business either directly or in any manner indirectly, even in the event of termination of this Agreement.

   3. L&W shall be under no obligation to give BTW advance notice of expiration of any policies of insurance which BTW from time-to-time procures through L&W. L&W agrees, however, that it shall endeavor to so notify BTW.

   4. BTW shall indemnify and hold L&W harmless against any claims, liabilities or costs (including attorney's fees and expenses) which L&W may incur or become obligated to pay as a result of loss to INSUREDS caused directly by an error or omission of BTW in the processing of any business placed and/or attempted to be placed by BTW with L&W. In addition, L&W shall indemnify and hold BTW harmless against any claims, liabilities or costs (including attorney's fees and expenses) which BTW may become obligated to pay as a result of loss to INSUREDS caused directly by an error or omission of L&W in the processing of any business placed or attempted to be placed by L&W for BTW. BTW shall procure (and provide proof thereof to L&W) a policy of Errors and Omissions insurance satisfactory to L&W with annual aggregate limits of not less than $2,000,000.

   5. L&W shall provide to BTW at one location designated by BTW a computer terminal with such access to L&W's data processing system as is possible pertaining only to accounts or customers for which BTW is the servicing agent. Access to such system shall be available only through the use of a password assigned to BTW by L&W. BTW may access such system through a CSR employed by him but otherwise may not have multiple users of the system. BTW is an independent contractor, not an employee, and shall not be entitled to the services of a CSR at L&W's expense; provided, however, that business written by BTW shall be assigned to an L&W team and customer service (e.g., reporting of accidents and issuing of certificates of insurance) shall be handled in the same manner as other business produced through L&W. L&W shall provide marketing assistance to BTW consistent with its practices and policies related to providing such assistance to other independent contractors. In accordance with that certain employment agreement between BTW and Chandler (U.S.A.), Inc. life, accident and health and property-casualty business and all other lines of insurance produced by BTW (whether directly or in directly) must be placed solely through L&W. BTW may not place business or receive commission directly or indirectly for the sale, placement, or servicing insurance through any agency or insurer not owned or controlled by Chandler (U.S.A.), Inc. without the written consent of L&W, nor shall BTW place, service or sell the services of any other risk spreading business association, e.g., a self-insurance group without the consent of L&W.

   6. This agreement may not be changed or modified except in writing and signed by the parties hereto. It is intended to be effective July 1, 1997 but only if approved by L&W's Board of Directors. It may be terminated at any time, by either party, upon thirty (30) days written notice to the other. Such termination, however, shall in no event affect the respective rights or liabilities of either party accruing up to the date of termination and, shall in no wise impact separate agreements including, but not limited to, the employment agreement and the surviving terms thereof between Chandler USA and BTW.

   7. BTW's rights hereunder may be assigned, but only with L&W's consent which consent shall not be unreasonably withheld.

                                                                    EXHIBIT 10.3
                                                                    Page Three


   8. BTW further agrees that he shall, at his own expense, provide support (e.g., personal conference) for marketing when reasonably requested by L&W.

   9. To the extent that any portion of this agreement is not in conformity with state or local laws, this agreement is hereby amended to conform to those laws but only to the extent that such an amendment is necessary to save and assure the validity of this agreement.




                                By:  /s/  Ben T. Walkingstick
                                     ----------------------------------------
                                     Ben T. Walkingstick


                                     LaGERE & WALKINGSTICK INSURANCE
                                     AGENCY, INC.



                                By:  /s/ R. Patrick Gilmore
                                     ----------------------------------------
                                     R. Patrick Gilmore, Vice President