Form 10-K405
period 1997-12-31
CHANDLER INSURANCE CO LTD
filed 1998-03-30
CIK 792854

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-K

             X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---          SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1998 was $15,829,488 (all currency is expressed in U.S. dollars). See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" regarding registrant's assumptions about affiliates and possible changes in control.

     The number of common shares, $1.67 par value, of the registrant outstanding on February 28, 1998 was 6,941,708, which includes 494,617 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court. See "ITEM 3. LEGAL PROCEEDINGS".

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

===============================================================================

                                                                        PAGE
1
                                     PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency;
(v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; and (vii) other factors such as the ongoing litigation matters involving a significant concentration of ownership of common stock.

ITEM 1.  BUSINESS

GENERAL

     The Company is a holding company organized and domiciled in the Cayman Islands whose wholly owned subsidiaries are engaged in various property and casualty insurance and reinsurance operations. The insurance products are underwritten by National American Insurance Company ("NAICO"), a Nebraska insurance company that is a wholly owned subsidiary of the Company. NAICO primarily provides property and casualty coverage for businesses in various industries, political subdivisions, nonstandard private-passenger automobiles and surety bonds for small contractors. NAICO is licensed in 44 of the United States and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects.

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

STANDARD PROPERTY-CASUALTY PROGRAM

     Insurance products offered in NAICO's standard property-casualty program include workers compensation, automobile liability and physical damage, general and umbrella liability and property coverages. Target industries or classes of business include nursing homes, home healthcare, construction, retail, manufacturers, wholesalers and service and retail companies. This business is principally written in the states of Oklahoma, Texas, Illinois and Georgia.

POLITICAL SUBDIVISIONS PROGRAM

     In 1990, NAICO began writing property-casualty coverage for school districts in Oklahoma. L&W had produced this business since 1983 for unrelated insurers. The coverages offered include workers compensation, automobile liability, general liability, property and school board legal liability.

                                                                        PAGE
2

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

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly called performance bonds, to secure the performance of contractors and suppliers on construction projects. Individual bonds generally do not exceed $4.0 million and work in progress for an individual contractor generally does not exceed $7.0 million. A substantial portion of this business is written in Oklahoma, Texas, New Mexico and California. NAICO also writes court bonds which guarantee that the principal will discharge obligations set by the court, as well as various types of miscellaneous bonds.
NONSTANDARD PRIVATE-PASSENGER AUTOMOBILE PROGRAM

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

     During the second quarter of 1997, management reviewed the underwriting performance of the California portion of the program and concluded that it would be in the Company's best interest to substantially reduce its underwriting risk. Effective July 1, 1997, NAICO entered into a 100% quota share reinsurance agreement with Underwriters Reinsurance Company to fully reinsure the risk. In December 1997, the reinsurance contract was amended and Jefferson Insurance Company of New York replaced Underwriters Reinsurance Company.

     The Oklahoma and Arizona portions of the program were discontinued in 1997.

GROUP ACCIDENT AND HEALTH PROGRAM

     Effective January 1, 1996, NAICO began offering excess accident and health coverage for small to medium-sized employers that self-insure a portion of their company medical plans. This business is generally written in Oklahoma and Texas.

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

AGENCY AND BROKERAGE

     L&W is appointed by insurers to solicit applications for policies of insurance primarily in Oklahoma. L&W represents diverse personal and commercial lines insurance companies regarding property-casualty insurance. L&W also markets individual and group life, medical and disability income coverage. Major target classes of business are political subdivisions, healthcare facilities, transportation companies, manufacturers, contractors, oil & gas business, retailers, wholesalers and service organizations. A large portion of certain classes of business produced by L&W is placed with NAICO.

     L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for high risk ventures. L&W places direct agency business as well as business from other agents with specialty insurance companies.

RISK MANAGEMENT SERVICES

     In October 1995, the Company purchased all of the capital stock of Network
Administrators, Inc. ("Network"). Network is a Texas corporation based in Dallas, Texas and is a third-party administrator involved in structuring and administering partially self-insured group accident and health plans for employers. Network's operations were consolidated into a joint venture in the third quarter of 1997. Effective December 31, 1997, Network's participation in the joint venture was terminated. Network no longer functions as a third-party administrator.

     Since 1987, NAICO has offered risk management services on an unbundled basis to certain insurance customers. In 1995, NAICO and L&W began to offer unbundled risk management services and flexible risk transfer products using the trade name "Chandler Risk Services". Such products and services are offered by NAICO, L&W or other subsidiaries of the Company and include claim management, loss control, reinsurance, policy issuance and other risk management services.

                                                                        PAGE
3

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

     NAICO's largest unaffiliated independent insurance agent during 1995 was responsible for producing $11.0 million of NAICO's direct written and assumed premiums. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 1996 or 1997.

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

     NAICO's largest underwriting manager was responsible for underwriting $11.5 million, $11.9 million and $12.3 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program in 1995, 1996 and 1997, respectively. Premiums receivable and currently due from this underwriting manager were $596,000 and $612,000 at December 31, 1996 and 1997, respectively.

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

REINSURANCE

     In the ordinary course of business, NAICO cedes insurance risks and a portion of the insurance premiums to its reinsurers under various reinsurance contracts that cover individual risks (facultative reinsurance) or entire classes of business (treaty reinsurance). Reinsurance provides greater diversification of insurance risk associated with business written and also reduces NAICO's exposure from high policy limits or from catastrophic events and hazards of an unusual nature. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

     NAICO has structured separate reinsurance programs for surety bonds, property, workers compensation, casualty (including automobile liability and physical damage, general liability, umbrella liability, and related professional liability) and group accident and health. Chandler Barbados reinsures NAICO for a portion of the risk on the surety bonds, workers compensation and casualty reinsurance programs.

     Under the 1997 workers compensation reinsurance program, the combined net retention for NAICO and Chandler Barbados was $1,000,000 of loss per occurrence. Effective February 1, 1998, the combined net retention was reduced to $500,000 of loss per occurrence. The combined net retention under the 1997 casualty reinsurance program was $500,000 of loss per occurrence. Effective February 1, 1998, the combined net retention was reduced to $250,000 of loss per occurrence. The combined net retention under the surety bond reinsurance program is $500,000 per bond or per principal (e.g. contractor). NAICO retains
30% of the first $500,000 of risk for each loss per location under its property reinsurance program. Under the group accident and health program, NAICO retains the first $50,000 in excess of the self-insured retention for each insured person, each policy, and the first $100,000 (or the first $250,000 for cases exceeding 400 covered employees) of losses in excess of the self-insured aggregate retention.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, resulting from perils such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

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

                                                                        PAGE
4

     In formulating its reinsurance programs, NAICO considers numerous factors, including the financial stability of the reinsurer, its ability to provide sufficient collateral if required, coverage offered and price.

     The following table sets forth certain information related to NAICO and NAICO Indemnity (Cayman), Ltd.'s ("NAICO Indemnity") five largest reinsurers (excluding Chandler Barbados) by net reinsurance recoverables as of December 31, 1997. NAICO Indemnity is a Cayman Islands company and is a wholly owned subsidiary of the Company which is in a run-off position.

                                          NET              CEDED          A.M.
                                      REINSURANCE       REINSURANCE     BEST
CO.
NAME OF REINSURER                   RECOVERABLE (1)      PREMIUMS
RATING
---------------------------------   ---------------   ---------------
--------
                                               (Dollars in thousands)
Jefferson Insurance
    Company of New York..........   $      4,523      $      7,473         A
National Union Fire Insurance
    Company of Pittsburgh (2)....          3,930                 -         A++
SCOR Reinsurance Company.........          3,831             4,756         A+
National American Insurance
    Company of California........          1,123                 -         B++
Transamerica Occidental
    Life Insurance Company.......          1,122                11         A+
                                    ---------------   ---------------
    Top five reinsurers..........   $     14,529      $     12,240
                                    ===============   ===============
    All reinsurers...............   $     23,607      $     26,222
                                    ===============   ===============
Percentage of total represented
    by top five reinsurers.......             61.5%             46.7%
---------------------------------

(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and unearned premium reserves recoverable from reinsurers as of December 31, 1997.

(2) National Union Fire Insurance Company of Pittsburgh, Pennsylvania assumed the reinsurance obligations of DuraRock Underwriters, Ltd. effective
March
     31, 1993.  See Notes to Consolidated Financial Statements.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. During 1995, 1996 and 1997, NAICO charged to policy acquisition costs $440,000, $2.1 million and $527,000, respectively, in uncollectible reinsurance recoverables from unaffiliated reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

LINES OF INSURANCE UNDERWRITTEN

     The following table shows the percentage of net premiums earned by line of insurance underwritten by the Company during the period indicated. The term "net premiums earned" means net premiums written less the increases or plus the decreases in the unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".


                                               YEAR ENDED DECEMBER 31,

------------------------------------------
                                       1993     1994     1995     1996
1997
                                      ------   ------   ------   ------
------
Workers compensation..................   42%      48%      46%      48%
47%
Automobile liability..................   16       17       19       20
16
Other liability.......................    4        6        8       10
13
Surety and fidelity...................   36       24       18       11
12
Automobile physical damage............    1        3        7        8
6
Accident and health...................    -        1        -        -
3
Property..............................    1        1        2        2
2
Inland marine.........................    -        -        -        1
1
                                      ------   ------   ------   ------
------
   Total..............................  100%     100%     100%     100%
100%
                                      ======   ======   ======   ======
======

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

                                                                        PAGE
5

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

                                             YEAR ENDED DECEMBER 31,
                                ------------------------------------------------

                                  1993      1994      1995      1996      1997
                                --------  --------  --------  --------
--------
                                             (Dollars in thousands)
Workers compensation:
    Net premiums earned.........$32,675   $39,183   $37,066   $42,813
$44,954
    Loss ratio..................     74%       65%       62%       53%
66%
Automobile liability:
    Net premiums earned.........$12,727   $13,551   $15,498   $17,581
$15,593
    Loss ratio..................    104%      108%       74%       98%
89%
Other liability:
    Net premiums earned.........$ 3,380   $ 4,759   $ 6,579   $ 8,656
$12,209
    Loss ratio..................     84%       63%       43%       60%
49%
Surety and fidelity:
    Net premiums earned.........$28,862   $19,950   $14,237   $10,123
$11,256
    Loss ratio..................     39%       51%       56%      (1)%
9%
Automobile physical damage:
    Net premiums earned.........$   732   $ 2,342   $ 5,881   $ 6,788   $
5,726
    Loss ratio..................     50%       64%       68%       74%
60%
Accident and health:
    Net premiums earned.........$   384   $   754   $   230   $   564   $
2,529
    Loss ratio..................     83%       70%     (49)%       56%
43%
Property:
    Net premiums earned.........$   530   $   982   $ 1,369   $ 1,467   $
1,912
    Loss ratio..................     58%       80%       73%      114%
74%
Inland marine:
    Net premiums earned.........$    10   $    76   $   227   $ 1,294   $
500
    Loss ratio..................  (945)%    (154)%       84%      115%
195%

Total:
    Net premiums earned.........$79,300   $81,597   $81,087   $89,286
$94,679
    Loss ratio..................     66%       69%       62%       60%
61%
    Underwriting expense
        ratio (1)...............     41%       34%       39%       46%
39%
                                --------  --------  --------  --------
--------
    Combined loss and
        underwriting expense
        ratio (1)...............    107%      103%      101%      106%
100%
                                ========  ========  ========  ========
========
--------------------------------

(1) Litigation costs are not considered underwriting expenses; therefore, such costs have been excluded from this ratio. The 1996 underwriting expense ratio was increased by 4 percentage points by a reinsurance arbitration adjustment and the termination of relations with the Company's former surety bond underwriting manager. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and unreported losses under their previously issued insurance policies and/or reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods necessarily involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical, repair expenses, costs of providing legal defense for policyholders, increased jury awards, and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and Chandler Barbados and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for losses and loss adjustment expenses were approximately $3.6 million and $3.8 million at December 31, 1996 and 1997, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes to Consolidated Financial Statements.

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

     NAICO participates in various Pools covering workers compensation risks for insureds who were unable to purchase this coverage from an insurance company on a voluntary basis. In addition, NAICO receives direct assignments to write workers compensation for such insureds in lieu of participating in the
Pools. The consolidated financial statements reflect the reserves for unpaid losses and loss adjustment expenses and net premiums earned from its participation in the Pools and from these residual market direct assignments.
     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward between the time a claim arises and the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits described by state law and are estimated based on the same factors generally discussed above, with actuarial input, which may include, where state law permits, inflation adjustments for rising benefits over time.

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


YEAR ENDED DECEMBER 31,

--------------------------------------------------------------
                                                             1993
1994         1995         1996         1997
                                                          ----------
----------   ----------   ----------   ----------

(Dollars in thousands)
Net balance before provision for uncollectible
   reinsurance and reclassification of Pool
   liabilities at beginning of year (1)................   $ 119,963    $
98,871    $  86,512    $  70,006    $  53,048
                                                          ----------
----------   ----------   ----------   ----------
Net losses and loss adjustment expenses
    incurred related to:
      Current year.....................................      47,265
54,753       50,975       53,314       53,704
      Prior years......................................       5,239
1,119         (432)          77        3,808
                                                          ----------
----------   ----------   ----------   ----------
         Total.........................................      52,504
55,872       50,543       53,391       57,512
                                                          ----------
----------   ----------   ----------   ----------
Net paid losses and loss adjustment
   expenses related to:
      Current year.....................................     (12,179)
(18,433)     (21,106)     (23,836)     (22,214)
      Prior year.......................................     (61,417)
(49,798)     (45,943)     (46,513)     (36,838)
                                                          ----------
----------   ----------   ----------   ----------
         Total.........................................     (73,596)
(68,231)     (67,049)     (70,349)     (59,052)
                                                          ----------
----------   ----------   ----------   ----------
Net balance before provision for uncollectible
   reinsurance and reclassification of Pool
   liabilities at end of year (1)......................      98,871
86,512       70,006       53,048       51,508
Reclassification of Pool liabilities (1)...............      15,694
11,382       11,382       11,382       11,382
Adjustments to reinsurance recoverables on unpaid
   losses for uncollectible reinsurance................         814
698          629          777        1,163
                                                          ----------
----------   ----------   ----------   ----------
Net balance at end of year.............................   $ 115,379    $
98,592    $  82,017    $  65,207    $  64,053
-------------------------------------------------------   ==========
==========   ==========   ==========   ==========

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

                                                                        PAGE
7

     The following table represents the development of net balance sheet reserves for 1988 through 1997. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the re-estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance for the last six years presented.

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

                                                     DEVELOPMENT OF RESERVES
                                                        AS OF DECEMBER 31,

--------------------------------------------------------------------------------
-----------------------------
                        1988       1989       1990       1991       1992
1993       1994       1995       1996       1997
                     ---------- ---------- ---------- ---------- ----------
---------- ---------- ---------- ---------- ----------
                                                                 (Dollars in
thousands)
Net reserve for
  unpaid losses and
  loss adjustment
  expenses (1).......$  30,274  $  62,738  $ 125,348  $ 144,430  $ 119,963  $
99,685  $  98,592  $  82,017  $  65,207  $  64,053

Net paid (cumulative)
  as of
  One year later.....   15,070     35,715     67,898     78,323     61,417
49,798     45,943     46,513     36,837
  Two years later....   29,561     71,176    114,793    120,319     94,047
73,225     72,718     65,754
  Three years later..   44,893     89,987    136,134    144,900    109,885
90,909     85,006
  Four years later...   51,564     98,556    150,709    155,816    122,757
98,193
  Five years later...   53,771    104,545    155,589    165,357    127,725
  Six years later....   55,295    106,418    159,396    168,509
  Seven years later..   55,897    108,216    160,358
  Eight years later..   56,267    108,542
  Nine years later...   56,622

Net liability
  re-estimated
  as of (1)
  One year later.....   33,432     84,534    144,798    160,938    125,202
100,804     98,160     82,094     69,015
  Two years later....   41,558    100,219    156,986    163,100    127,557
101,467     96,279     84,023
  Three years later..   51,887    106,624    157,264    166,807    129,449
101,539     98,549
  Four years later...   54,935    107,097    160,961    167,935    129,958
102,626
  Five years later...   55,298    109,262    160,481    169,143    131,109
  Six years later....   55,914    108,652    160,736    170,077
  Seven years later..   56,084    108,635    161,117
  Eight years later..   56,278    108,645
  Nine years later...   56,562

Net cumulative
  (deficiency)
  redundancy.........$ (26,288) $ (45,907) $ (35,769) $ (25,647) $ (11,146) $
(2,941) $      43  $  (2,006) $  (3,808) $       -

Supplemental Gross Data:

  Gross liability after reclassification of
    Pools - end of year..........................................$ 225,610  $
179,815  $ 156,060  $ 128,794  $  79,639  $  74,929
  Reclassification of Pool liabilities (1).......................  (18,875)
(15,694)         -          -          -          -
  Gross liability before reclassification of
    Pools - end of year (1)......................................$ 206,735  $
164,121  $ 156,060  $ 128,794  $  79,639  $  74,929
  Reinsurance recoverable........................................   86,772
64,436     57,468     46,777     14,432     10,876
  Net liability - end of year (1)................................$ 119,963  $
99,685  $  98,592  $  82,017  $  65,207  $  64,053

  Gross re-estimated liability - latest (1)......................$ 209,652  $
161,657  $ 154,404  $ 130,527  $  86,292
  Re-estimated recoverable - latest..............................   78,543
59,031     55,855     46,504     17,277
  Net re-estimated liability - latest (1)........................$ 131,109  $
102,626  $  98,549  $  84,023  $  69,015
  Gross cumulative (deficiency) redundancy.......................$  (2,917)
$   2,464  $   1,656  $  (1,733) $  (6,653)
-----------------------------------------------------------------

(1) The December 31, 1993 and prior amounts do not include the reclassification of Pool liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

                                                                        PAGE
8

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

     As of December 31, 1997 all of the investments of Chandler Barbados and of
NAICO were in fixed-maturity investments (rated Aa3 or AA- or better by
Moody's
Investors Service, Inc. or Standard & Poor's, respectively), certificates of deposit (insured by the Federal Deposit Insurance Corporation), interest-bearing money market accounts, a collateralized repurchase agreement and common stock received in connection with an unaffiliated entity's conversion to a for-
profit corporation.  Madison Scottsdale, L.C. is responsible for managing
$15.9
million of Chandler Barbados' portfolio at December 31, 1997. The remainder is managed by the Investment Committee of the Company's Board of Directors. Approximately $85.0 million of NAICO's investment portfolio at December 31, 1997 is managed by Madison Scottsdale, L.C. The remainder is managed by the Investment Committee of its Board of Directors. For additional information, see "Trust Arrangements and Special Deposits" and Notes to Consolidated Financial Statements.

     During 1997, NAICO received 19,371 shares of class B common stock of the Insurance Services Office, Inc. ("ISO") in connection with ISO's conversion to a for-profit corporation. ISO has placed certain limitations on the transfer or sale of the class B common stock one of which restricts ownership of the shares to insurance companies whose primary activity is the writing of insurance or the reinsuring of risk underwritten by insurance companies.

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

     At December 31, 1997, the subsidiaries of the Company organized under the laws of the United States had approximately 332 full-time employees. The subsidiaries have generally enjoyed good relations with their employees.

                                                                        PAGE
9

REGULATION

REGULATION IN GENERAL

     The Company's insurance subsidiaries are subject to regulation by government agencies in the jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premiums, losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

     In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the laws of the Cayman Islands and the Nebraska Insurance Holding Company System Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates.

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as product liability, environmental damage and workers compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through re-pricing, if permitted by applicable regulations, of coverages or limitations or cessation of the affected business.

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

     Under the Cayman Insurance Law, any change in the information supplied on the application for the license must receive the prior approval of The Monetary
Authority. Therefore, licensed insurers must generally obtain prior approval of The Monetary Authority of changes in their shareholders or their shareholdings. The Company has, however, obtained an exemption from such approval for shareholders owning 5% or less of the issued common shares of the Company. CIM obtained prior approval from The Monetary Authority before acquiring common shares of the Company.

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

                                                                        PAGE
10

INSURANCE REGULATION CONCERNING CHANGE OR ACQUISITION OF CONTROL

     NAICO is a domestic property and casualty insurance company organized under the insurance laws of Nebraska (the "Insurance Code"). The Insurance Code provides that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%.

     In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist such as undue market concentration.

     Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Department of Nebraska and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Since such requirements are primarily for the benefit of policyholders, they may deter, delay or prevent certain transactions that could be advantageous to the stockholders of the Company.

RESTRICTIONS ON DIVIDENDS

     A significant portion of the Company's consolidated assets represents assets of the Company's insurance subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, operating income and investment income, as determined under statutory accounting practices.

     The Holding Company Act regulates the distribution of dividends and other payments to the Company by its subsidiaries. Under the applicable Nebraska statute, the maximum discretionary dividend that may be declared (or cash/property distribution that may be made) by NAICO is the greater of (i) the insurance company's net income (excluding realized capital gains) for the preceding calendar year plus net income (excluding realized capital gains) from the second and third preceding calendar years (that was not paid in dividends or other distributions) or (ii) ten percent of the insurance company's policyholders' surplus for the preceding calendar year, excluding unrealized gains. These dividends are further limited by a clause in the Nebraska law which prohibits an insurer from declaring dividends except out of earned surplus of the company, as allowed under the Insurance Code.

     The payment of cash dividends by Chandler Barbados is limited to its realized earned surplus and margin of solvency requirements.

     Chandler Barbados and NAICO (during ownership by the Company) have not paid any cash shareholder dividends. See Notes to Consolidated Financial Statements.

RISK-BASED CAPITAL

     The National Association of Insurance Commissioners has adopted a methodology for assessing the adequacy of statutory surplus of domestic property and casualty insurers which includes a risk-based capital requirement that requires insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential under-capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted
capital to its "authorized control level" ("ACL") of RBC.   At December 31,
1997, NAICO's statutory surplus was $45.3 million; the threshold requiring regulatory involvement was $7.7 million. Therefore, NAICO's capital exceeds the level that would trigger regulatory attention pursuant to the Risk-Based Capital Model Act.

                                                                        PAGE
11

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries from individual state insurance commissioners. In 1997, NAICO had no ratios which varied from the "usual value" ranges.

EFFECT OF FEDERAL LEGISLATION

     Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal government participation in asbestos and other product liability claims, pension and other employee benefit plan regulation (ERISA), examination of the taxation of insurers and reinsurers, minimum levels of liability insurance and automobile safety regulations. Federal regulation of the health care industry may directly and indirectly impact the business of insurance.

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

     Currently, M. J. Moroun, individually and through CenTra, Inc. ("CenTra") and their affiliates (the "Moroun Group"), beneficially owns roughly 45% of the outstanding voting stock of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Other Matters Regarding Beneficial Ownership". The Company is not aware of any other U.S. shareholders who currently own (directly or indirectly) 10% or more of the Company's stock. Assuming that the Moroun Group is considered to own the value and voting power of shares that it owns directly or indirectly, notwithstanding certain temporary restraints on its right to vote such stock, the Company will be treated as a controlled foreign corporation ("CFC"), at least with respect to its "subpart F insurance income", and possibly with respect to its "other subpart F income" and Section 956 amounts, and the Moroun Group and any other "United States shareholders" may be subject to tax on the Company's "subpart F insurance income" and possibly also its "other subpart F income" and Section 956 amounts, in 1992 and subsequent periods.

                                                                        PAGE
12

     Under Section 953(c) of the Code, if U.S. persons indirectly own (i.e., through ownership of the Company) 25% or more of the total combined voting power of all classes of Chandler Barbados' stock entitled to vote or 25% or more of the total value of Chandler Barbados' stock, then each such person is required to include in his gross income a portion of any insurance income of Chandler Barbados attributable to a policy of insurance or reinsurance with respect to which the person insured (directly or indirectly) is a related person to a shareholder in Chandler Barbados ("related person insurance income" or "RPII"). Under these rules, all U.S. persons who own stock in the Company (including Chandler's U.S. subsidiaries) would generally be required, subject to the exception discussed hereinafter, to include in their gross incomes a portion of the RPII received by Chandler Barbados from NAICO. However, related person insurance income of Chandler Barbados need not be included in the income of a U.S. person who is not a "United States shareholder," as defined above, if, at all times during Chandler Barbados' taxable year, less than 20% of the total combined voting power of all classes of stock of Chandler Barbados and less than 20% of the total value of Chandler Barbados is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by Chandler Barbados, or who are related persons to any such person.

     In connection with its examination of the 1992 federal income tax return of the Company's wholly owned subsidiary Chandler (U.S.A.), Inc. ("Chandler USA"), the Internal Revenue Service (the "IRS") contended that Chandler Barbados did not qualify, for its 1992 and subsequent taxable years, for the exception to the inclusion of RPII for all U.S. persons who hold the Company's stock, because the Company owns more than 20% of the voting power and value of Chandler Barbados, and the Company is a related party to NAICO, which purchases reinsurance from Chandler Barbados. However, Chandler USA believed, and asserted to the IRS that U.S. persons who hold less than 5.5% of the stock of the Company should not be required to include any RPII of Chandler Barbados in their incomes. The IRS agreed with Chandler USA's position on this issue, and a formal closing agreement was executed in 1996.

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

     Under Section 552 of the Code, the Company or any foreign subsidiary may be classified as a foreign personal holding company ("FPHC") if (i) at least 60% (or in the case of any corporation that has been classified as an FPHC in a previous year, 50%) of its gross income for the taxable year is FPHC income and
(ii) at any time during the taxable year more than 50% of the total voting power or the total value of the stock of such company is owned (directly or indirectly) by or for not more than five individuals who are citizens or residents of the United States. FPHC income generally includes interest, royalties, annuities, gains from the sale or exchange of stock or securities and dividends, other than the non-FPHC portion of dividends. For purposes of determining a person's stock ownership, stock owned by a corporation will be considered to be owned proportionately by its shareholders. Hence, each ultimate individual owner of the Company will be treated as owning a portion of the stock of the Company determined by looking through all intermediate ownership entities. If the Company or any foreign subsidiary is classified as an FPHC by application of the above-stated rules, then each U.S. person owning stock in the Company or such foreign subsidiary will be required to include in his gross income, as a dividend, for the taxable year an amount equal to his share of the undistributed FPHC income of such corporation. Although management has concluded that the Company and its foreign subsidiaries satisfy the 50% ownership test, none of the foreign subsidiaries satisfy the 60% gross income test, and the Company did not receive any material income for its taxable years ending in 1995, 1996 and 1997.

     Under Section 542 of the Code, the Company and each of its subsidiaries may be classified as a personal holding company ("PHC"). A corporation will be classified as a PHC if (i) it is not an FPHC or a passive foreign investment company ("PFIC"); (ii) at least 60% of its adjusted ordinary gross income (as defined in Section 543) for the taxable year is PHC income; (e.g., dividends, interest, annuities, royalties and rents) and (iii) at any time during the last half of the taxable year more than 50% in value of its outstanding stock is owned (directly or indirectly) by or for not more than five individuals. In the case of an affiliated group filing or required to file a consolidated U.S. income tax return, the 60% test is generally applied to the affiliated group as a whole and no members of the affiliated group will be considered to satisfy
the 60% test unless the affiliated group meets the 60% test.   If either the
Company or any of its subsidiaries is classified as a PHC, such PHC will be subject to a PHC tax equal to 39.6% of the undistributed PHC income. Based on the proportion of the gross income of the Company and each of its subsidiaries that consisted of PHC income, the Company's management believes that neither the Company nor any of its subsidiaries constituted a PHC for its taxable years ending in 1995, 1996 and 1997.

                                                                        PAGE
13

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

                                                                        PAGE
14

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996 and there were no proposed adjustments to tax liabilities.

ITEM 2.  PROPERTIES

     The Company's principal office is located on the 5th Floor, Anderson Square in Grand Cayman, Cayman Islands, B.W.I. Chandler Barbados' principal office is located in the Stevmar House, Rockley, Christ Church, Barbados. The Company and Chandler Barbados have no offices in the United States.

     The Company's United States-based subsidiaries own and occupy three office buildings with approximately 81,000 square feet of usable space at the home office in Chandler, Oklahoma. The Company's subsidiaries also lease approximately 10,600 square feet in the aggregate for its branch offices. The Company believes such space will suffice for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

CENTRA LITIGATION -- GENERAL BACKGROUND

     CenTra is a Detroit-based holding company primarily engaged in the trucking industry. Beginning in 1987, NAICO insured CenTra's automobile liability, general liability and workers compensation risks through reinsurance arrangements involving DuraRock Underwriters, Ltd. ("DuraRock"), a Barbados company and an affiliate of CenTra, its predecessor Can-Am Underwriters, Ltd. ("Can-Am") and Chandler Barbados. In addition to the insurance arrangements, CenTra and its affiliates have been significant shareholders in the Company (holding approximately 22.7% of the Company's common stock at July 1, 1992). See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT". Three present or former executive officers of CenTra, Norman E. Harned, Ronald W. Lech and M. J. Moroun, are directors of the Company. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT".

     Beginning in 1992, the relationships between the Company and CenTra deteriorated largely due to differences about the CenTra insurance program, CenTra's failure to make timely premium payments and CenTra's role in an anticipated management-led tender offer. In an apparent attempt to block the tender offer and seize control of the Company, CenTra began, on July 1, 1992, a series of common stock purchases and offers to purchase that would, over the following two weeks, place almost one-half of the Company's common stock with CenTra and its affiliates. On July 1 and 2, 1992, CenTra made an offer to Chandler USA, an indirect subsidiary of the Company, to purchase 1,117,679 common shares. These common shares were either owned by Chandler USA (567,350 common shares) or pledged to a subsidiary and owned by Cactus Southwest Corp. (169,858 common shares) or the Universal Insurance Group (380,471 common shares). Chandler USA declined the offer. On July 2, 1992, NAICO and NAICO Indemnity canceled the CenTra insurance policies for non-payment of premiums effective September 5, 1992. On July 2, 1992, CenTra made an offer to Cactus Southwest Corp. to purchase 169,858 common shares owned by it but pledged to the Chandler USA subsidiary to collateralize certain receivables. On July 7, 1992, the Nebraska Department of Insurance (the "Department") ordered CenTra to cease and desist purchases of the Company's common shares. On July 9, 1992, M.J. Moroun withdrew CenTra's prior offer to Cactus Southwest Corp. and offered to purchase the same common shares himself. At the same time, he began purchasing common shares in the open market. On July 10, 1992, the Department ordered CenTra and its affiliates and Messrs. M.J. Moroun, Harned and Lech to cease and desist purchases of the Company's common shares. On the same date, M.J. Moroun made an offer to the Universal Insurance Group to purchase 380,471 common shares owned by it but pledged to the Chandler USA subsidiary, and M.J. Moroun made further open market purchases. On July 11, 1992, M.J. Moroun paid $100,000 to the Universal Insurance Group for an irrevocable proxy and contracted with it for the purchase of its pledged common shares. On July 12, 1992, M.J. Moroun contracted with Cactus Southwest Corp. for the purchase of its pledged common shares. On July 13, 1992, further open market purchases were made in the name of Can-Am, a not-yet-formed Bahamian affiliate of CenTra.
Also on July 13, 1992, the District Court for Lancaster County, Nebraska entered a temporary restraining order against CenTra, Messrs. M.J. Moroun, Harned and Lech, John and Jane Doe, XYZ Corporation, and their affiliates known and unknown, prohibiting further purchases. On July 14 and 17, 1992, the stock brokerage firm through which the open market purchases were made purportedly substituted Can-Am for M.J. Moroun as the purchaser on the July 9 and 10 sales confirmations. At some time after July 13, 1992, M.J. Moroun assigned his rights to purchase the pledged shares of the Universal Insurance Group and Cactus Southwest Corp. to Can-Am; neither CenTra nor Can-Am now claim ownership or any interest in the shares. During the second quarter of 1997, ownership of
380,471 shares was transferred to a Chandler subsidiary as payment for one of the agent's debts. In December 1997, 114,146 shares were transferred to a Chandler subsidiary and the balance of the pledged shares were transferred to unaffiliated persons and entities. These transactions had the effect of canceling the debts secured by the shares. The shares are held as a reduction of shareholders' equity.

     Through the above transactions, CenTra and its affiliates acquired, or contracted to acquire, an additional 26.5% of the Company's common stock, bringing their total claimed stock ownership to 49.2% in July 1992. The tender offer, which commenced on July 9, 1992 without knowledge of the open market purchases, was withdrawn on July 23, 1992. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for further information about the stock ownership of CenTra and its affiliates. As these developments unfolded, CenTra or its affiliates or both initiated litigation in Oklahoma, Arkansas and Michigan, and an administrative proceeding in Nebraska, the domicile of NAICO.

                                                                        PAGE
15

CENTRA LITIGATION -- OKLAHOMA

     BACKGROUND OF OKLAHOMA LAWSUIT.  On July 16, 1992, CenTra and Messrs.
M.J.
Moroun, Lech and Harned filed a lawsuit in the United States District Court for the Western District of Oklahoma against the Company, the other corporations participating in the tender offer, and various individuals including certain officers and employees of the Company and its subsidiaries and the remaining directors of the Company, except Mr. Paul Maestri. The lawsuit sought declaratory and injunctive relief to prevent the tender offer alleging breaches of fiduciary and other duties and violations of the federal securities laws. After the tender offer was withdrawn, the plaintiffs amended their complaint on
August 5, 1992, alleging breaches of fiduciary and other duties by commencing the tender offer and violations of federal securities laws in the tender offer and in certain transactions since 1988. The Company and the other defendants denied any breaches of duty or violations of law and the Company filed various counterclaims against CenTra and various affiliates alleging breaches of fiduciary duties and violations of federal securities laws in their attempts to seize control of the Company through the July 1992 stock purchases, and sought damages, costs and attorney fees. The Company also asserted a counterclaim against M.J. Moroun, individually, based upon his alleged violation of Section 16(b) of the Securities Exchange Act of 1934 regarding "short swing" profits.

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

     A three member committee ("Special Committee"), who are on the board of directors of NAICO and are not named in the lawsuits, investigated the derivative claims. The Special Committee concluded the Company should take no action against the individual defendants regarding the claims relating to the tender offer, the management bonuses and the agency purchases. As to the allegedly improper personal benefits, the Special Committee found that some were ordinary and necessary business expenses while others were not. The Special Committee recommended that the recipients reimburse the Company or the affected subsidiaries for all improper personal benefits, the full value of which was $135,000. The respective Boards of Directors of the Company and the affected subsidiaries accepted the report and recommendations of the Special Committee and retained special legal counsel to implement the recommendations of the Special Committee. Messrs. M.J. Moroun, Lech and Harned dissented.

     On July 20, 1992, CenTra sued NAICO in the Circuit Court of Macomb
County,
Michigan alleging that NAICO and certain officers and directors wrongfully canceled insurance policies issued to CenTra. CenTra claimed that the cancellation was retaliation for CenTra's decision not to participate in the tender offer, requested that the policies be reinstated, and sought monetary damages for the wrongful cancellation. The case was removed to the U.S. District Court for the Eastern District of Michigan. NAICO replied that the cancellation was proper based on CenTra's continuing failure to pay premiums. After two extensions of the cancellation date, the policies were canceled effective on September 5, 1992 after CenTra acquired replacement insurance. On
August 26, 1992, CenTra deposited $700,000 with the court clerk under court order as security for premiums due under the NAICO policies. On October 13, 1992, the court granted defendants' motion to transfer the action to the U.S. District Court for the Western District of Oklahoma. On January 27, 1993, plaintiff filed an application in the Court of Appeals for the Sixth Circuit contending that the district court abused its discretion by transferring the case to Oklahoma. The application was denied. CenTra then filed a motion in the U.S. District Court in Oklahoma to transfer the case to Michigan. The U.S.
District Court in Oklahoma retained jurisdiction of the case. NAICO filed a claim seeking payment of the unpaid premiums and contended that the cancellations were proper and denied that CenTra suffered any damages as a result of the cancellations, or any action taken by NAICO associated with the cancellations.

     OKLAHOMA JUDGMENTS - APRIL 22, 1997, MARCH 10, 1998. On February 13, 1997, trial commenced in the United States District Court in Oklahoma City, Oklahoma (the "Oklahoma Federal Court") in the consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court entered judgment in favor of NAICO on CenTra's claims for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. See CenTra Litigation - Other. The remaining issues were submitted to a jury.

     On April 9, 1997, the jury returned verdicts on all claims. On April 22, 1997, the Oklahoma Federal Court entered judgments on all verdicts returned. One judgment against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the
Company. Another judgment was against both the Company and its affiliate Chandler Barbados and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both judgments related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of Nebraska insurance law, but awarded damages of $1 against each individual defendant on those claims. On

                                                                        PAGE
16

ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

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

     Several post-trial motions were filed by all parties relating to the judgments and prejudgment interest. The Oklahoma Federal Court ordered that additional motions for costs and attorney fees be filed within 20 days following rulings on these motions. However, on October 11, 1997 CenTra filed motions for costs and attorneys fees totaling $4.7 million. The Company responded by contending that the motions were filed prematurely and are, in any event, without merit.

     As a result of the April 22, 1997 judgments, the Company recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately $8.3 million ($8.5 million including provision for federal income tax). In addition, the Company recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission judgment as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advancement of litigation expenses to certain defendants. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Advancement of Litigation Expenses".

     On March 10, 1998, the Oklahoma Federal Court disposed of all post-trial motions filed by the parties. The parties had asked the Oklahoma Federal Court to vacate or modify judgments unfavorable to them and requested the Oklahoma Federal Court to award prejudgment interest. The Oklahoma Federal Court overruled all pending motions except a motion by the Company and Chandler Barbados to require CenTra and its affiliates to deliver 1,142,625 Shares of Chandler common stock they own or control upon payment of the $6,882,500 judgment which was entered in CenTra's favor in April 1997. The Company has recorded the return of 1,142,625 shares of the Company's stock in conjunction with the order as a decrease to shareholders' equity as of December 31, 1997, and reduced the previous first quarter of 1997 net charge for litigation matters by $6,882,500. The CenTra parties were directed to deliver the shares upon payment of the judgment. CenTra's pending motion for an award of costs and attorney fees was stricken and all parties were granted leave to file such motions within 20 days of March 10, 1998. On March 16, 1998 CenTra and its affiliates filed such motions seeking an award of costs and attorney fees totaling approximately $4.7 million. All parties may appeal any or all of the orders of the Oklahoma Federal Court. On March 23, 1998, CenTra and its affiliates filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court but have not yet stated specifically the claims or issues they or any of them will appeal.

     Because all shares of the Company's stock owned by CenTra and its affiliates are held by the U.S. District Court for the District of Nebraska ("Nebraska Court") it is unclear when or if CenTra and its affiliates will be able to comply with the Oklahoma Federal Court's order. The Company believes that it is not required to pay the judgments until CenTra and its affiliates can deliver the shares to the Company. See "CenTra Litigation - Nebraska".

     The ultimate actual amounts resulting from potential motions for the award of costs and attorney fees plus matters related to potential appeals by the parties could result in amounts significantly different from the Company's estimates, and could have a material adverse effect on the Company and could negatively impact future earnings.

     On April 28, 1997, the Company's Board of Directors appointed a Committee of the Board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The Committee was delegated all authority of the Board on these issues. The members of the Committee are Messrs. Jacoby, Maestri and Davis, all of whom are non-parties to the CenTra litigation. The Committee has retained independent counsel. The individual members of the Committee review issues relating to litigation strategy, officer and director indemnification, and claims made under the Company's director and officer liability insurance policy on a regular basis in conjunction with a similar committee composed of Chandler USA directors. The Committee conducts its meetings outside the United
States, but participates in telephone briefings and discussions at least twice monthly.

                                                                        PAGE
17

     All implications of the Oklahoma Federal Court's ruling have not been fully evaluated by the Company. These issues are being studied by the Company's management and the Committee. In the event that the Company should decide to appeal, it may be required to post a supersedeas bond or bonds to suspend execution of any judgments against it. The Company believes that if it elects to pay the judgments, the shares owned by CenTra or its affiliates which are the subject of the judgment must be returned to the Company unless CenTra appeals and takes appropriate action to supercede the judgments, or the Nebraska Court does not release the shares.

     The Company's management believes that adequate financial resources are available to post a supersedeas bond or to pay the judgments. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS - Liquidity and Capital Resources". A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these judgments would reduce investment earnings or increase operating expenses in future periods.

     Chandler USA is the judgment creditor in connection with derivative claim judgments against certain Chandler officers and directors. Chandler USA's Special Litigation Committee is considering the course of action Chandler USA should take with regard to collection of those judgments.

CENTRA LITIGATION -- NEBRASKA

     ADMINISTRATIVE. NAICO, which is domiciled in Nebraska, is regulated by the Nebraska Department of Insurance (the "Department"). The Department requires a Form A application and prior approval by the Department from anyone seeking to acquire control, directly or indirectly, of an insurance company regulated by the Department. CenTra, Can-Am and their affiliates filed a Form A application with the Department to which the Company and certain of its affiliates objected. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT". On October 28, 1992, the Department denied CenTra's Form A application. The Department found that (i) the financial condition of the CenTra Group might jeopardize the financial stability of NAICO or prejudice the interests of policyholders; (ii) the competence, experience and integrity of the CenTra Group is such that it would not be in the best interests of policyholders or NAICO or the public for the CenTra Group to control NAICO; and
(iii) the acquisition is likely to be hazardous or prejudicial to the public.

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

     NEBRASKA COURT ACTION. On October 6, 1995 Agnes Anne Moroun, sister of M.J. Moroun, purported to acquire 1,441,000 shares of the voting stock of the Company (the "Shares") from Can-Am Investments, Ltd., an affiliate of three of the Company's directors, M.J. Moroun, Norman E. Harned, and Ronald W. Lech.
In
response to that action, NAICO filed an action on October 11, 1995 in the District Court seeking an order sequestering the Shares based upon alleged violations of the Nebraska Holding Company Systems Act and orders of the Nebraska Department of Insurance. NAICO also sought a temporary order enjoining further transfers of the Shares and an order requiring the custodian of the Shares, Dean Witter, to deliver them to the court. Agnes Anne Moroun, M.J. Moroun, Norman E. Harned, and others removed the action to the Nebraska Court on October 17, 1995. The Nebraska Department of Insurance intervened on that same date requesting relief substantially similar to that requested by NAICO. The Honorable Warren K. Urbom conducted a hearing on October 18, 1995 and on October 30, 1995 granted the relief requested by NAICO. On October 31, 1995 the order was amended and was extended to 700 shares held by Can-Am Investments, Ltd. and was extended to include the CenTra Group's claim to rights to acquire stock. Dean Witter was directed to cause share certificates to be issued and delivered to the Clerk of the Nebraska Court. On November 8, 1995 the share certificates were issued listing Can-Am Investments, Ltd. as the shareholder of 1,441,700 shares pursuant to the order of the Nebraska Court. On November 2, 1995, Agnes Anne Moroun and the other defendants filed responsive pleadings and counterclaims against NAICO and the Director of Insurance of the State of Nebraska ("Insurance Director"). The counterclaims sought declaratory relief confirming the validity of the purported October 6, 1995 transfer of the Shares and that the Insurance Director and the courts of the State of Nebraska are without authority to sequester the Shares. The counterclaims also seek a judgment determining that NAICO's current management controls the Company without the approval of the Insurance Director and incidental relief. The Nebraska Court ruled in favor of NAICO on the counterclaims.

     On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,133,450 Chandler shares. All such shares are currently in the possession of the Nebraska Court pursuant to the 1995 and 1997 orders of the Nebraska Court (including the shares subject to the Oklahoma
Federal Court stock rescission judgments). CenTra's shares represent approximately 45.1% of the outstanding stock (including the shares subject to the Oklahoma Federal Court stock rescission judgments and the stock held by subsidiary). The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing would then be scheduled to consider the proposals.

                                                                        PAGE
18

     CenTra has subsequently appealed the March 25, 1997 order of the Nebraska Court to the United States Court of Appeals for the Eighth Circuit where the appeal is now pending. Oral argument is currently scheduled for April 1998. CenTra's appeal of this order has resulted in a delay of the deadlines for submitting the proposals and no new submission date has been set at this time. On October 7, 1997 the Honorable Warren K. Urbom, U.S. District Judge for the Nebraska Court, ordered CenTra, M.J. Moroun and others to deliver into the registry of the Nebraska Court by November 6, 1997 all shares of Chandler stock owned or controlled by them or their affiliates not previously tendered, to await the outcome of the appeal of his divestiture order. CenTra requested a stay of that order. The stay was denied by Judge Urbom and CenTra was again ordered to deliver their shares to the Nebraska Court, this time by January 12,
1998. CenTra appealed that order to the U.S. Court of Appeals for the Eighth Circuit, which affirmed Judge Urbom's order. On February 9, 1998 CenTra deposited an additional 1,691,750 shares with the Nebraska Court. Because of the uncertainty of the outcome of CenTra's appeal of the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

     The impact of the March 10, 1998 ruling of the Oklahoma Federal Court
(See
CenTra Litigation - Oklahoma) upon the divestiture order is currently unclear.

     On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held as security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries. CenTra did not appeal this order. During the second quarter of 1997, ownership of 380,471 shares was transferred to a Chandler subsidiary as payment for one of the agent's debts. In December 1997,
114,146 shares were transferred to a Chandler subsidiary and the balance of the pledged shares were transferred to unaffiliated persons and entities. These transactions had the effect of canceling the debts secured by the shares. The shares are held as a reduction of shareholders' equity.

CENTRA LITIGATION - OTHER

     On September 25, 1997, NAICO learned that several CenTra affiliates had filed two lawsuits in state court in Macomb County, Michigan against NAICO, NAICO Indemnity and certain NAICO officers asserting the same claims made and tried in the Oklahoma lawsuit described above (see CenTra Litigation - Oklahoma). Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries. The Oklahoma Federal Court entered a judgment against CenTra on these claims. The damages sought are unspecified but the claims are based upon NAICO's cancellation of CenTra's insurance in 1992. NAICO and NAICO Indemnity contend that the Oklahoma Federal Court's adjudication is conclusive as to all claims. The lawsuits were removed to the U.S. District Court for the Eastern District of Michigan, Southern Division ("Michigan Federal Court"). NAICO and NAICO Indemnity have filed dispositive motions which are currently under advisement. On February 28, 1998 the Michigan Federal Court ordered the lawsuits transferred to the Oklahoma Federal
Court.

     During the first quarter of 1997 the Company concluded an arbitration proceeding involving DuraRock and recorded approximately $315,000 in litigation and settlement expenses related to this matter. Since December 31, 1997, the Company has also resolved various issues resulting in settlement of litigation and arbitration proceedings among subsidiaries of the Company and CenTra affiliates, and has recorded litigation and settlement expenses of approximately $147,000 in 1997.

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

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Due to the uncertainties created by the 1992 CenTra stock purchases and related regulatory uncertainties, it is uncertain whether a shareholders meeting will be held during 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET

     The common shares of the Company trade on The NASDAQ Stock Market under the symbol: CHANF.

                                                                        PAGE
19

     The following table sets forth the quarterly high and low closing sales prices of the Company's common shares, as reported by The NASDAQ Stock Market, since January 1, 1996.

                               1997              1996
                          ---------------   ---------------
                           HIGH     LOW      HIGH     LOW
                          ------   ------   ------   ------
First Quarter..........   $ 5.94   $ 5.13   $ 6.63   $ 6.00
Second Quarter.........     5.75     4.13     6.75     6.00
Third Quarter..........     6.00     3.88     6.50     6.00
Fourth Quarter.........     5.75     4.88     6.06     5.50

     The closing market price of the common shares on The NASDAQ Stock Market on March 20, 1998 was $8.00 per share.

SHAREHOLDERS

     As of February 28, 1998, there were 162 shareholders of record and approximately 359 beneficial holders of the Company's common shares, and the number of common shares issued was 6,941,708 shares, which includes 494,617 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     The provisions of Article XI of the Company's Articles of Association, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more of the common shares (and its affiliates and associates) if the Continuing Directors deny approval. In addition to the regulatory oversight of NAICO by the Nebraska Department of Insurance, the Company is also subject to regulation under the Nebraska Insurance Holding Company Systems Act (the "Holding Company Act"). In addition to various reporting requirements imposed on the Company, the Holding Company Act requires any person who seeks to acquire or exercise control over NAICO (which is presumed as to any person who owns 10% or more of the Company's outstanding voting stock) to file and obtain approval of certain applications with the Nebraska Department of Insurance regarding their current or proposed ownership of such shares. Non-compliance with the Holding Company
Act may result in certain civil and criminal penalties or a requirement that the non-approved owner divest itself of such shares.

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

     A significant portion of the Company's consolidated assets represents assets of the Company's insurance subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, operating income and investment income, as determined under statutory accounting practices.

     The Holding Company Act regulates the distribution of dividends and other payments to the Company by its subsidiaries. Under the applicable Nebraska statute, the maximum discretionary dividend that may be declared (or cash/property distribution that may be made) by NAICO is the greater of (i) the insurance company's net income (excluding realized capital gains) for the preceding calendar year plus net income (excluding realized capital gains) from the second and third preceding calendar years (that was not paid in dividends or other distributions) or (ii) ten percent of the insurance company's policyholders' surplus for the preceding calendar year, excluding unrealized gains. These dividends are further limited by a clause in the Nebraska law which prohibits an insurer from declaring dividends except out of earned surplus of the company, as allowed under the Insurance Code.

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

                                                                        PAGE
20

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of the Company and subsidiaries, which appear in Item 14(a). The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, have been audited by Deloitte & Touche, independent auditors. The selected financial data should be read in conjunction with "LEGAL PROCEEDINGS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of the Company and the notes thereto appearing in Item 14(a). See Notes to Consolidated Financial Statements for various litigation and contingency matters.

                                            YEAR ENDED DECEMBER 31,

------------------------------------------------
                                 1993      1994      1995      1996      1997
                               --------  --------  --------  --------
--------
                                         (Amounts in thousands except
                                        per share data and percentages)
OPERATING DATA
Revenues
    Net premiums earned........$ 79,300  $ 81,597  $ 81,087  $ 89,286  $
94,679
    Net investment income......  12,087     8,675     8,053     7,339
8,017
    Commissions, fees and
      other income.............   3,234     2,861     3,095     3,620
2,528
Total revenues.................  94,621    93,133    92,235   100,245
105,224
Operating expenses
    Losses and loss
      adjustment expenses......  52,504    55,872    50,543    53,391
57,512
    Policy acquisition costs...  25,742    20,372    23,995    32,123
28,145
    General and administrative
      expenses.................  11,656    12,651    12,822    14,184
13,579
    Litigation expenses, net...   2,051     1,921       285      (108)
4,772
Total operating expenses.......  91,953    90,816    87,645    99,590
104,008
Income before income taxes.....   2,668     2,317     4,590       655
1,216
Net income (loss)..............   3,698     2,474     3,778       972
(1,065)
Basic and diluted earnings
    (loss) per common
    share (4)..................$   0.53  $   0.36  $   0.54  $   0.14 $
(0.16)
Weighted average common
    shares outstanding.........   6,942     6,942     6,942     6,942
6,687
Combined loss and underwriting
    expense ratio (1)..........    107%      103%      101%      106%       100%


BALANCE SHEET DATA
Cash and investments...........$146,022  $124,501  $122,561  $119,136 $
125,063
Total assets................... 286,447   261,364   246,949   206,827
210,790
Unpaid losses and loss
    adjustment expenses (2).... 179,815   156,060   128,794    79,639
74,929
Notes payable..................       -         -       300     4,391
2,796
Litigation liabilities.........       -         -         -         -
16,618
Total liabilities (2).......... 218,265   197,905   173,499   134,280
152,455
Stock held by subsidiary,
     at cost...................  (2,148)   (2,148)   (2,148)        -
(2,487)
Stock rescinded through
     litigation................       -         -         -         -
(11,799)
Shareholders' equity...........  68,182    63,459    73,450    72,547
58,335
Book value per share (3).......    9.82      9.14     10.58     10.45
12.19
-------------------------------

(1) Litigation expenses are not considered underwriting expenses; therefore, such expenses have been excluded from this ratio. The 1996 underwriting expense ratio was increased by 4 percentage points by a reinsurance arbitration adjustment and the termination of relations with the
Company's
     former surety bond underwriting manager.  See "MANAGEMENT'S DISCUSSION
AND
     ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

(2) For the years prior to 1994, the Company reclassified the liability NAICO assumes as a result of participating in various Pools from accrued taxes and other payables to unpaid losses and loss adjustment expenses.

(3) Based on total common shares outstanding, less stock held by subsidiary and stock rescinded through litigation. See "LEGAL PROCEEDINGS - CenTra Litigation - Oklahoma".

(4) The adoption of Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE did not have an impact on share and per share information.

                                                                        PAGE
21

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

COMPETITION

     The property-casualty insurance industry is very competitive. Insurers compete on the basis of marketing effort, product, price, service and financial strength. The Company's competitors range from smaller regional independent insurance companies to major worldwide insurance companies. Many of the Company's competitors have substantially greater financial and other resources, and some offer a broader variety of coverages than those offered by the Company.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus", the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur in the industry when excess underwriting capacity exists. The Company continues to experience pricing competition in certain segments of its business as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole.

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

                                                                        PAGE
22

     NAICO does not ordinarily insure against environmental matters as that term is commonly used. However, in some cases, regulatory filings made on behalf of an insured can make NAICO directly liable to the regulatory authority for property damage, which could include environmental pollution. In those cases NAICO ordinarily has recourse against the insured or the surety bond principal for amounts paid. NAICO has insured certain trucking companies and pest control operators who are required to provide proof of insurance which in some cases assures payment for clean-up and restoration of damage resulting from sudden and accidental release or discharge of contaminants or other substances which may be classified as pollutants. NAICO also provides surety bonds for construction contractors who use or have control of such substances and for contractors who remove and dispose of asbestos as a part of their contractual obligations.

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

REGULATION

     The Company's insurance subsidiaries are subject to regulation by government agencies in the jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premiums, losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

     In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the laws of the Cayman Islands and the Nebraska Insurance Holding Company System Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates. The Holding Company Act also imposes certain requirements upon any person controlling or seeking to control an insurance company domiciled in Nebraska. Persons owning any securities of the Company must comply with the Holding Company Act (see "BUSINESS - Regulation").

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as product liability, environmental damage and workers compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through re-pricing, if permitted by applicable regulations, of coverages or limitations or cessation of the affected business.

ECONOMIC CONDITIONS

     The impact on the Company of a recession would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the
Southwest and Midwest areas of the United States. Approximately $89.7 million, or 73% of NAICO's direct written premiums in 1997 were in the states of Oklahoma and Texas. An economic downturn in these regions could have a significant impact on the Company. A recession might also cause defaults on fixed-income securities. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

                                                                        PAGE
23

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

     NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates. The effect of inflation on the operations of the Company was not significant during the period from 1995 through 1997.

READINESS FOR YEAR 2000

     Computer software, hardware, microprocessor chips and other computer equipment use two digits to identify a particular year, and therefore may not recognize the number "00" or may recognize it as a year prior to 1999. Unless computer equipment and software programs are modified to correct these problems
("Year 2000 Problems") errors could result. These errors could cause damage to personal property and disrupt business practices and functions.

     The Company has taken action to understand the nature and extent of the work required to make its systems, products and infrastructures Year 2000 compliant. NAICO began work in 1995 to prepare its financial, information and other computer-based systems for the Year 2000, including updating existing legacy systems, and such work is substantially complete at this time. NAICO continues to evaluate the estimated costs associated with future efforts based on actual experience. While these efforts may involve additional costs, the Company believes, based on available information, that it will be able to manage any significant effect on its business operations, products or financial prospects without incurring significant additional costs.

     The Company continues to study the complex issues related to insurance coverage for losses arising from the myriad potential fact situations connected with Year 2000 Problems. The Company believes that the coverages it provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 Problems. The Company has made no provisions for reserves nor has it undertaken any modifications of its policy forms based on potential Year 2000 Problems. The Company may utilize coverage exclusion endorsements based on the individual underwriting of commercial accounts.

     It is possible, however, that future court interpretation of policy language based on specific facts could result in coverage for losses attributable to Year 2000 Problems. Such decisions could have a material adverse impact on the Company. It is also possible that the Company may incur expenses defending claims for which it is ultimately determined there is no insurance coverage.

     Likewise, the Company cannot predict the adverse impact, if any, of Year 2000 Problems upon its agents, customers, reinsurers and others who are or may be indebted to the Company. It is possible that the credit or ability of others with whom the Company maintains commercial relationships may be adversely affected by one or more unforeseen circumstances caused by Year 2000 Problems.

ANALYSIS OF INSURANCE PROGRAM RESULTS OF OPERATIONS

     The following tables summarize the net premiums earned and the financial year (losses incurred and recognized by the Company regardless of the year in which the claim occurred) and accident year (losses incurred by the Company for a particular year regardless of the period in which the Company recognizes the costs) loss and loss adjustment expense ("LAE") ratios (computed by dividing losses and loss adjustment expenses by net premiums earned) in each of the years presented. The first table is summarized by major insurance program and includes all lines of insurance written in each program. The second table is summarized by line of insurance written and includes all net premiums earned and net losses and loss adjustment expenses incurred from all insurance programs for that particular line:

                                                                        PAGE
24

                                                   YEAR ENDED DECEMBER 31,

------------------------------------
INSURANCE PROGRAM                              1995         1996         1997
-----------------------------------------   ----------   ----------
----------
                                                    (Dollars in thousands)
STANDARD PROPERTY-CASUALTY
  Net premiums earned....................   $ 29,588     $ 38,330     $ 55,527
  Financial year loss & LAE ratio........       60.1 %       59.0 %       67.1
%
  Accident year loss & LAE ratio.........       59.3 %       60.8 %       63.3
%

POLITICAL SUBDIVISIONS
  Net premiums earned....................   $ 12,472     $ 14,017     $ 14,945
  Financial year loss & LAE ratio........       61.1 %       57.6 %       56.8
%
  Accident year loss & LAE ratio.........       57.4 %       62.4 %       60.6
%

SURETY BONDS
  Net premiums earned....................   $ 14,162     $ 10,020     $ 11,117
  Financial year loss & LAE ratio........       56.1 %       (0.7)%        8.6
%
  Accident year loss & LAE ratio.........       46.1 %       37.0 %       11.3
%

NONSTANDARD PRIVATE-PASSENGER AUTOMOBILE
  Net premiums earned....................   $ 15,234     $ 16,595     $  8,841
  Financial year loss & LAE ratio........       83.2 %       86.2 %       72.2
%
  Accident year loss & LAE ratio.........       88.3 %       83.6 %       65.9
%

TRANSPORTATION
  Net premiums earned....................   $  3,098     $  1,152     $
(171)
  Financial year loss & LAE ratio........       (2.3)%      338.4 %
(925.2)%
  Accident year loss & LAE ratio.........       99.1 %       76.2 %
(194.6)%

OTHER
  Net premiums earned....................   $  6,533     $  9,172     $  4,420
  Financial year loss & LAE ratio........       58.8 %       49.6 %       64.5
%
  Accident year loss & LAE ratio.........       73.8 %       48.6 %       47.7
%

TOTAL
  Net premiums earned....................   $ 81,087     $ 89,286     $ 94,679
  Financial year loss & LAE ratio........       62.3 %       59.8 %       60.7
%
  Accident year loss & LAE ratio.........       64.8 %       61.8 %       56.7
%

LINE OF INSURANCE
-----------------------------------------
WORKERS COMPENSATION
  Net premiums earned....................   $ 37,066     $ 42,813     $ 44,954
  Financial year loss & LAE ratio........       62.2 %       53.1 %       66.3
%
  Accident year loss & LAE ratio.........       57.8 %       56.4 %       67.6
%

AUTOMOBILE LIABILITY
  Net premiums earned....................   $ 15,498     $ 17,581     $ 15,593
  Financial year loss & LAE ratio........       74.3 %       97.6 %
89.1%
  Accident year loss & LAE ratio.........       99.0 %       76.8 %
69.6%

OTHER LIABILITY
  Net premiums earned....................   $  6,579     $  8,656     $ 12,209
  Financial year loss & LAE ratio........       42.9 %       59.9 %       48.5
%
  Accident year loss & LAE ratio.........       54.2 %       51.8 %       41.4
%

SURETY AND FIDELITY BONDS
  Net premiums earned....................   $ 14,237     $ 10,123     $ 11,256
  Financial year loss & LAE ratio........       56.1 %       (0.6)%        8.7
%
  Accident year loss & LAE ratio.........       45.8 %       36.8 %       11.4
%

AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned....................   $  5,881     $  6,788     $  5,726
  Financial year loss & LAE ratio........       68.3 %       73.6 %       59.8
%
  Accident year loss & LAE ratio.........       72.0 %       77.2 %       59.0
%
ACCIDENT & HEALTH
  Net premiums earned....................   $    230     $    564     $  2,529
  Financial year loss & LAE ratio........      (48.5)%       56.1 %       43.1
%
  Accident year loss & LAE ratio.........       46.1 %      105.2 %       33.4
%

PROPERTY
  Net premiums earned....................   $  1,369     $  1,467     $  1,912
  Financial year loss & LAE ratio........       73.1 %      113.8 %       74.1
%
  Accident year loss & LAE ratio.........       84.3 %      109.5 %       67.6
%

INLAND MARINE
  Net premiums earned....................   $    227     $  1,294     $    500
  Financial year loss & LAE ratio........       84.1 %      114.7 %      194.6
%
  Accident year loss & LAE ratio.........      102.1 %      145.5 %      119.0
%

TOTAL
  Net premiums earned....................   $ 81,087     $ 89,286     $ 94,679
  Financial year loss & LAE ratio........       62.3 %       59.8 %       60.7
%
  Accident year loss & LAE ratio.........       64.8 %       61.8 %       56.7
%

                                                                        PAGE
25

NET INCOME (LOSS)

     A net loss of $1,065,000 resulted in 1997 compared to net income of $972,000 in 1996 and $3,778,000 in 1995. In 1997, the Company recorded a net charge totaling approximately $1.4 million ($1.6 million including provision for federal income tax) for the litigation matters related to the legal proceedings involving the CenTra Group. The ultimate actual amounts allowed by the Court to all parties could vary significantly from the Company's estimate. The net charge has been reduced by an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. See "LEGAL PROCEEDINGS". In addition, significant litigation expenses were incurred in 1997 due to the trial which began on February 13, 1997. The Company has also resolved various issues resulting in settlement of litigation and arbitration proceedings among subsidiaries of the Company and CenTra affiliates and recorded litigation and settlement expenses of approximately $462,000 in 1997. Excluding the effects of the litigation expenses and the estimated recovery, net income would have been approximately $3.4 million in 1997.

     Earnings for 1996 were affected by charges totaling $1.5 million for the settlement attributed to legal proceedings and related matters arising from the termination of an underwriting and production contract with the Company's former underwriting manager for a portion of the Company's surety bond program.
In addition, legal expenses related to this matter were $441,000 for 1996.
The
Company's results for 1996 also reflect a charge totaling $1.1 million from an arbitration award that was lower than expected. Legal expenses related to the arbitration award were $527,000 in 1996.

     In 1996, the Company recorded a $982,000 estimated recovery of costs from its directors and officers liability insurer related to the Company's claim for reimbursable amounts previously paid for defense and litigation costs associated with the litigation involving the CenTra Group. Excluding the effects of the unusual charges and related expenses and the estimated recovery, net income would have been approximately $2.7 million for 1996. In 1995, the Company recorded an estimated recovery of $818,000 from the Company's directors and officers liability insurer.

NET PREMIUMS EARNED

     Net premiums earned increased 1%, 10% and 6% in 1995, 1996 and 1997, respectively, compared to the prior years.

     In 1995, NAICO elected to commute the unpaid losses and loss adjustment expenses related to reinsurance contracts covering certain business written in 1993, 1994 and 1995 which resulted in an increase in net premiums earned of $2,285,000. Beginning in 1996, NAICO reviewed the historical results for reinsurance contracts with similar commutation provisions and began accruing for such commutations where a commutation election was considered likely. Excluding the effects of these commutation accruals and elections, net premiums earned decreased 2% in 1995, and increased 12% and 5% in 1996 and 1997, respectively. The effect of the commutation accruals and elections was to increase net premiums earned for each insurance program as follows:

                                                      YEAR ENDED DECEMBER 31,

------------------------------
                                                    1995       1996       1997
                                                  --------   --------
--------
                                                      (Dollars in thousands)
Standard property-casualty........................$  1,223   $    383   $
946
Political subdivisions............................     593        320
662
Other programs combined...........................     469         27
40
                                                  --------   --------
--------
                                                  $  2,285   $    730   $
1,648
                                                  ========   ========
========

     During 1993, NAICO expanded the standard property-casualty program by offering automobile liability and physical damage, general and umbrella liability and property coverages in addition to workers compensation and increased its marketing activity in Oklahoma and contiguous states, principally
Texas. Excluding the effects of the commutations described above, net premiums earned for the standard property-casualty program increased 28%, 34% and 44% in
1995, 1996 and 1997, respectively, generally due to the product and territory expansion described above.

     Net premiums earned in the surety bond program decreased 29% in both 1995 and 1996 and increased 11% in 1997 compared to the prior years. NAICO and Midwest Indemnity Corporation ("Midwest"), the underwriting manager for a large portion of the surety bond program agreed to terminate the underwriting and production contract effective December 31, 1995. Midwest produced $1.0 million and $251,000 in gross written and assumed premiums in 1996 and 1997, respectively, during the runoff of that portion of the program. Midwest produced $8.2 million in gross written and assumed premiums in 1995. Direct surety premiums written for NAICO by L&W personnel were $4.8 million in 1995, $8.0 million in 1996 and $9.6 million in 1997. The increase is primarily a result of expansion in New Mexico and California.

     Excluding the effects of the commutations described above, net premiums earned for the political subdivisions program increased 10%, 15% and 4% in 1995, 1996 and 1997, respectively, from the prior years. Net premiums earned for the municipalities portion of this program increased 44%, 81% and 4% in 1995, 1996 and 1997, respectively. NAICO expanded its book of business through local agents in Oklahoma and expanded its coverage for municipalities to include workers compensation in 1995. NAICO also began insuring counties in 1995. Net premiums earned for the school districts portion of the program increased 3% in 1995, decreased 1% in 1996 and increased 4% in 1997. Expansion of the school districts program in Texas accounted for most of the 1997 increase.

                                                                        PAGE
26

     NAICO participates in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis. In addition, NAICO receives assignments to write workers compensation for such insureds in certain states in lieu of participation in related pools. Net premiums earned from these direct assignments and participation in related pools were $6.8 million in both
1995 and 1996 and $1.3 million in 1997. The decline in 1997 was attributable to decreased activity from the pools and fewer assignments in certain states. Both the size of the involuntary market and NAICO's relative participation in states having a mandatory pool mechanism declined in 1996 and 1997.

     During late 1993, NAICO began writing nonstandard private-passenger automobile liability and automobile physical damage in Oklahoma. During mid-1994, NAICO began writing these coverages in California and Arizona. Net premiums earned in each state were as follows:

                                                      YEAR ENDED DECEMBER 31,

------------------------------
                                                    1995       1996       1997
                                                  --------   --------
--------
                                                      (Dollars in thousands)
Oklahoma..........................................$  4,438   $  4,326   $
1,485
Arizona...........................................   4,085      2,625
962
California........................................   6,711      9,644
6,394
                                                  --------   --------
--------
                                                  $ 15,234   $ 16,595   $
8,841
                                                  ========   ========
========

     The 1997 decreases in Oklahoma and Arizona were generally a result of premium rate increases, reductions in the number of retail agents offering these programs and the discontinuance of these programs during 1997.

     During the second quarter of 1997, management reviewed the underwriting performance of the California portion of the program and concluded that it would be in the Company's best interest to substantially reduce its underwriting risk. Effective July 1, 1997, NAICO entered into a 100% quota share reinsurance agreement with Underwriters Reinsurance Company to fully reinsure the risk. In December 1997, the reinsurance contract was amended and Jefferson Insurance Company of New York replaced Underwriters Reinsurance Company.

     NAICO's largest underwriting manager was responsible for underwriting $11.5 million, $11.9 million and $12.3 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program during 1995, 1996 and 1997, respectively. Premiums receivable and currently due from this underwriting manager were $596,000 and $612,000 at December 31, 1996 and 1997, respectively.

     In the second quarter of 1996, NAICO began writing excess accident and health coverage for small and medium sized employers generally in Oklahoma and Texas. Net premiums earned in this program were $316,000 and $2.3 million in 1996 and 1997, respectively.

     During the first quarter of 1994, management reviewed the underwriting performance of the transportation programs and concluded that it would be in the Company's best interest to discontinue writing transportation automobile liability business based on the underwriting results and other related factors.
As a result, net premiums earned declined substantially from that point. The Company continues to service the transportation industry in its retail and risk brokerage operations and all risk management services provided by NAICO are available.

INVESTMENT INCOME

     Net investment income decreased in 1996 compared to 1995 primarily as a result of a reduction in invested assets and a decrease in net realized capital gains. Invested assets declined primarily as a result of the payment of loss and loss adjustment expense reserves corresponding to the planned reduction of certain insurance programs within the Company's book of insurance business during 1991 through 1994. Net investment income increased 9% in 1997 compared to the prior year primarily as a result of an increase in net realized capital gains.

     Net realized capital gains were $412,000, $140,000 and $764,000 in 1995, 1996 and 1997, respectively. The average net yield on the portfolio, including net realized capital gains, was 6.5% in 1995, 6.1% in 1996 and 6.6% in 1997. The 1997 net realized capital gains resulted primarily from NAICO shifting a portion of its fixed maturities portfolio from taxable to tax exempt bonds and NAICO's sale of Century Business Services, Inc. common stock. The Century Business Services stock was received in early 1997 as a part of a 1996 settlement with a former underwriting manager. The average net yield excluding net realized capital gains for these years was 6.1%, 6.0% and 5.9%, respectively.

COMMISSIONS, FEES AND OTHER INCOME

     L&W's brokerage commissions and fees before intercompany eliminations were
$8.2 million in 1995, $8.5 million in 1996 and $9.0 million in 1997. A large portion of the brokerage commission and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     Commissions and fees generated by Network were $148,000 in 1995, $722,000 in 1996 and $435,000 in 1997. Network is a third-party administrator of partially self-insured group accident and health plans. The Company acquired Network in the fourth quarter of 1995. Network's operations were consolidated into a joint venture in the third quarter of 1997. Effective December 31, 1997, Network's participation in the joint venture was terminated and Network no longer functions as a third-party administrator.

                                                                        PAGE
27

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and independent professional actuaries periodically review such estimates.

     The percentage of losses and loss adjustment expenses to net premiums earned was 62.3%, 59.8% and 60.7% in 1995, 1996 and 1997, respectively. In 1996, the Company decreased the estimated ultimate loss ratio of a substantial portion of the surety bond program, which decreased the loss ratio by 3.1 percentage points. This decrease was offset by corresponding adjustments to policy acquisition costs. In addition, the loss commutations discussed previously decreased the 1995, 1996 and 1997 loss ratios by 1.8, 0.5 and 1.1 percentage points, respectively.

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

     The following table sets forth the Company's policy acquisition costs for each of the three years ended December 31, 1995, 1996 and 1997:

                                                   YEAR ENDED DECEMBER 31,

------------------------------------
                                               1995         1996         1997
                                            ----------   ----------
----------
                                                   (Dollars in thousands)
Commissions expense.........................$  11,506    $  16,489    $
15,860
Other premium related assessments...........    1,704        1,258
744
Premium taxes...............................    2,486        2,705
3,400
Excise taxes................................      138          109
153
Dividends to policyholders..................      434          454
1,155
Other expense...............................      168          365
146
                                            ----------   ----------
----------
Total direct expenses.......................   16,436       21,380
21,458

Indirect underwriting expenses..............   10,515       14,831
13,464
Commissions received from reinsurers........   (3,162)      (2,895)
(6,458)
Adjustment for deferred acquisition costs...      206       (1,193)
(319)
                                            ----------   ----------
----------
Net policy acquisition costs................$  23,995    $  32,123    $
28,145
                                            ==========   ==========
==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 27.3%, 33.5% and 28.4% in 1995, 1996 and 1997, respectively. For these periods, the average commission rates were 11.6%, 15.3% and 12.9%. The commission rate for a substantial portion of the surety bond program varies inversely with the loss ratio pursuant to a commission arrangement contingent on the loss experience of the program. The expected loss ratio for that portion of the surety bond program was lowered in 1996 and that decrease increased the percentage of net policy acquisition costs to net premiums earned by 3.1 percentage points.

     Indirect expenses were 10.6%, 13.7% and 10.9% of total direct written and assumed premiums in 1995, 1996 and 1997, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume. The Company incurred $1,534,000 in indirect underwriting expenses related to the Midwest termination settlement, which was 1.4% of direct written and assumed premiums in 1996. Commissions received from reinsurers increased in 1997 as a result of the 100% quota share reinsurance arrangement for the California portion of the nonstandard private-passenger automobile program which was effective July 1, 1997. NAICO ceded premiums of $7,473,000 and received commissions totaling $1,868,000 under this quota-share reinsurance arrangement.

     The Company incurred $440,000, $2,078,000 and $527,000 in indirect underwriting expenses for uncollectible ceded reinsurance in 1995, 1996 and 1997, respectively, which was 0.4%, 1.9% and 0.4% of direct written and assumed premiums in those periods. The 1996 amount includes an arbitration award which was made against New York Life Insurance Company, Security Benefit Life Insurance Company and Standard Insurance Company and in favor of NAICO but for $1.1 million less than had been expected. NAICO reduced its reinsurance recoverables accordingly. See Notes to Consolidated Financial Statements.

                                                                        PAGE
28

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 15.2%, 15.3% and 14.0% of revenues exclusive of net investment income in 1995, 1996 and 1997, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume. In 1996, the Company incurred $441,000 in legal expenses related to the Midwest termination settlement, and $527,000 in legal expenses related to the reinsurance arbitration discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company receiving cash principally through equity sales, borrowings and subsidiary dividends, subject to various regulatory restrictions described in "Regulation" and Notes to Consolidated Financial Statements. The capacity of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses and commissions.

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

     In 1997, NAICO provided $5.1 million in cash from operations and Chandler Barbados used $2.9 million cash in operations. To augment maturities and reposition their portfolios, Chandler Barbados and NAICO chose to liquidate certain fixed maturity securities that were available for sale prior to their maturities.

     In addition, NAICO sold the common stock of Century Business Services, Inc. (formerly International Alliance Services, Inc.) for a total of $2,459,000. The Century Business Services common stock was received as a part of its 1996 settlement with Midwest. The Company realized net capital gains before income taxes in 1997 in the amount of $764,000 from the sale of investments. In 1997, Chandler Barbados and NAICO received proceeds of $3.5 million and $18.7 million, respectively, from the sale of fixed-income securities that were available for sale prior to their maturity. The average maturity of the Company's investments was 4.81 years and 4.59 years at December
31, 1996 and 1997, respectively.

     During 1996, Chandler USA borrowed $4.5 million from a bank on a three year note payable. The note had a floating interest rate at Wall Street Journal Prime and principal and interest are payable monthly. Proceeds from the note were used to repay intercompany advances from Chandler Barbados. During the fourth quarter of 1997, the related loan agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over Wall Street Journal Prime, which was 8.5% at December 31, 1997. The note is collateralized by the shares of NAICO stock owned by Chandler USA and includes certain loan covenants. The outstanding balance of the note was $2,646,000 at December 31, 1997.

     All or a portion of the available borrowing capacity under the note may be used to post needed bonds or to discharge judgments entered in the CenTra litigation. The Company is considering a number of options to deal with these issues and believes it has made appropriate provision based upon known facts.

     Chandler Barbados is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for the benefit of the primary insurer ceding such amounts. Chandler Barbados secures such amounts by trust arrangements whereby securities are deposited into a trust account for the benefit of the primary insurer. NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. NAICO also has deposited funds pursuant to a trust arrangement securing reinsurance obligations it has assumed from an unrelated primary carrier. At December 31, 1997, the total amount of cash and investments restricted for Chandler Barbados and NAICO as a result of these arrangements was $16.7 million and $8.5 million, respectively.

                                                                        PAGE
29

CENTRA LITIGATION
     In 1992, the Company became involved in certain legal proceedings beyond the ordinary course of business. These proceedings generally involve CenTra. The Company has incurred approximately $2.5 million, $2.1 million, $1.9 million, $1.1 million, $857,000 and $7.5 million in costs attributable to these legal proceedings during 1992, 1993, 1994, 1995, 1996 and 1997, respectively, before recoveries from the Company's directors and officers policy insurer. The amount for 1997 includes approximately $1.4 million for the Oklahoma Federal Court judgments, $2.9 million for litigation expenses and $462,000 related to the settlement of certain litigation and arbitration proceedings. As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers policy insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Federal Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the Company's directors and officers policy insurer. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors.

     See "Liquidity and Capital Resources", "LEGAL PROCEEDINGS" and Notes to Consolidated Financial Statements.

     NAICO and NAICO Indemnity provided insurance coverage and risk management services for CenTra and certain of its affiliates. All such policies were canceled effective September 5, 1992 or expired as of September 30, 1992. As of
December 31, 1997, the unpaid premiums and other amounts due from CenTra to the
Company's subsidiaries were $788,625 as reflected by the April 22, 1997 jury verdicts. The Company intends to seek payment of all amounts due and believes a reserve for collection is not necessary at December 31, 1997. In addition, the Company's subsidiaries reflected a payable to certain affiliates of CenTra in the amount of $505,000 at December 31, 1997 in connection with the settlement of certain litigation and arbitration proceedings. See "LEGAL PROCEEDINGS".

     The Company's management believes that adequate financial resources are available to post a supersedeas bond if the judgments are appealed, and the Company is pursuing various financing arrangements in the event that the judgments are not reduced or overturned. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources". A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these judgments would reduce investment earnings or increase operating expenses in future periods.

CERTAIN TAX MATTERS

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996, and there were no proposed adjustments to tax liabilities.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company will adopt SFAS No. 130 on January 1, 1998 as required.

     Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance.
The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998 as required.

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; and (vii) other factors such as the ongoing litigation matters involving a significant concentration of ownership of common stock.

                                                                        PAGE
30

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     A brief description of each director and executive officer of the Company is provided below. Directors hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Executive officers are elected by the Board of Directors at its annual meeting and hold office until its next annual meeting or until their respective successors are duly elected and qualified. The current directors and executive officers of the Company are as follows:

NAME                          AGE   POSITION
---------------------------   ---   --------------------------------------------

W. Brent LaGere............    52   Chairman of the Board, Chief Executive
                                    Officer, President, Executive Committee
                                    Chairman, Investment Committee Member and
                                    Director.

Brenda B. Watson...........    57   Executive Vice President, Executive
                                    Committee Member and Director.

Richard L. Evans...........    51   Vice President and Director.

Mark T. Paden..............    41   Vice President - Finance, Chief Financial
                                    Officer, Treasurer, Investment Committee
                                    Member and Director.

Steven R. Butler...........    40   Vice President - Administration.

Norman E. Harned...........    57   Director.

James M. Jacoby............    63   Audit Committee Member, Option and
                                    Compensation Committee Chairman and
                                    Director.

Ronald W. Lech.............    68   Director.

Paul A. Maestri............    67   Audit Committee Member, Option and
                                    Compensation Committee Member and
                                    Director.

M. J. Moroun...............    70   Investment Committee Member, Executive
                                    Committee Member and Director.

Robert L. Rice.............    63   Audit Committee Chairman, Executive
                                    Committee Member, Option and Compensation
                                    Committee Member and Director.

Larry A. Davis.............    56   Director.

     W. BRENT LAGERE has been Chairman of the Board of the Company since September 1983, Chief Executive Officer since March 1986 and President since May 1997. Since October 1988 he has served in officer and director capacities for various subsidiaries of the Company pursuant to an employment contract with
Chandler USA.  Since 1971 he has served in various capacities with L&W.

                                                                        PAGE
31

     BRENDA B. WATSON has been Executive Vice President of the Company since October 1988, was a Vice President of the Company for three years prior thereto, and has been a director of the Company since September 1985. Since October 1988 she has served in officer and director capacities for various subsidiaries of the Company pursuant to an employment contract with Chandler USA.

     RICHARD L. EVANS has been a director of the Company since September 1983. He has been a Vice President of the Company since August 1986, and since May 1989, he has been an employee of Chandler USA. Mr. Evans has served L&W since 1979 in various capacities. Mr. Evans has also been a director of Chandler USA since May 1990.
     MARK T. PADEN has served as Vice President-Finance of the Company since August 1987 and director since May 1992. Since February 1987 Mr. Paden has been an employee of L&W and/or Chandler USA. Mr. Paden has served as the Vice President-Finance and Chief Financial Officer of NAICO since January 1988 and Vice President-Finance and Chief Financial Officer of L&W since May 1987. Mr. Paden has also been a director of Chandler USA since July 1988, NAICO since November 1992 and L&W since October 1992.

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

     JAMES M. JACOBY has been a director since October 1993. He has been a director of NAICO since August 1990. He has been an insurance agent for more than five years and was formerly employed by NAICO from June 1990 to March 1991. Mr. Jacoby retired in September 1994 from Alexander and Alexander, Inc. and is currently employed by Constructor's Bonding & Insurance in Omaha, Nebraska.

     RONALD W. LECH has been a director since June 1992. Until June 2, 1995, Mr. Lech had been an Executive Vice President of CenTra for more than five years, but is currently retired.

     PAUL A. MAESTRI has been a director of the Company since October 1985. Since February 1990 Mr. Maestri has engaged in personal investment activities. From 1980 to February 1990 Mr. Maestri was a director and the President and Chief Executive Officer of P.A.M. Transport, Inc. He has also been a director of L&W since December 1993 and of NAICO since May 1997.

     M. J. MOROUN has been a director of the Company since 1989. Mr. Moroun has been Chief Executive Officer of CenTra for more than five years.

     ROBERT L. RICE has been in private practice as a certified public accountant for more than five years and a director of the Company since May 1987. Mr. Rice has also been a director of Chandler USA since June 1993 and of
L&W since May 1997.

     LARRY A. DAVIS has been a director of the Company since August 1997. Mr. Davis has also been a director of Chandler Barbados and CIM Barbados since December 1992. Currently Mr. Davis is employed by Loewen Financial Corporation, a Barbados corporation.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to the Company pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to the Company, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 1997.

                                                                        PAGE
32

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or to be paid by the Company or any of its subsidiaries as well as certain other compensation paid or accrued, during the years indicated, to the Chairman and Chief Executive Officer and the four other highest paid executive officers of the Company (the "named executives") for such period in all capacities in which they served.

                                                         SUMMARY COMPENSATION
TABLE

      LONG TERM COMPENSATION

  -------------------------------
                                                     ANNUAL COMPENSATION
(1)             AWARDS           PAYOUTS

-----------------------------   ---------------------   -------

OTHER      RESTRICTED

ANNUAL       STOCK      OPTIONS/    LTIP     ALL OTHER
                                                   SALARY    BONUS
COMPENSA-     AWARD(S)      SARS     PAYOUTS   COMPENSA-
NAME AND PRINCIPAL POSITION                YEAR     ($)       ($)
TION($)(2)      ($)         (#)        ($)     TION ($)(4)
----------------------------------------   ----   --------   -----
----------   ----------   --------   -------   -----------
W. Brent LaGere                            1997   $389,340   $   -
N/A               -          -         -   $    37,471
  Chairman of the Board, CEO and           1996    378,610       -
N/A               -          -         -        40,148
  President of Chandler USA, NAICO         1995    373,369       -
N/A               -          -         -        28,113
  and L&W

Benjamin T. Walkingstick (3)               1997    334,123       -
N/A               -          -         -        15,625
  Former President of Chandler USA,        1996    314,321       -
N/A               -          -         -        41,052
  NAICO and L&W; and former                1995    312,294       -
N/A               -          -         -        29,400
  Treasurer of L&W

Brenda B. Watson                           1997    216,882       -
N/A               -          -         -         8,475
  Executive Vice President of              1996    211,182       -
N/A               -          -         -        15,552
  NAICO and L&W                            1995    206,154       -
N/A               -          -         -         4,500

Richard L. Evans                           1997    211,873       -
N/A               -          -         -         6,275
  Vice President-Claims of                 1996    205,896       -
N/A               -          -         -        13,752
  Chandler USA, NAICO and L&W              1995    199,939       -
N/A               -          -         -         3,000

Mark T. Paden                              1997    178,637       -
N/A               -          -         -         4,975
  Vice President-Finance & CFO of          1996    173,188       -
N/A               -          -         -        12,752
  Chandler USA, NAICO and L&W              1995    168,218       -
N/A               -          -         -         2,000

Steven R. Butler                           1997    127,514    12,850
N/A               -          -         -             -
  President of CIM and CIM Barbados        1996    122,610    14,554
N/A               -          -         -             -
                                           1995    117,757    14,710
N/A               -          -         -             -
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

(3) Mr. Walkingstick resigned his positions as President of Chandler USA, NAICO and L&W effective May 1, 1997. The 1997 amounts above include Mr. Walkingstick's compensation subsequent to his resignation pursuant to an Employment Agreement. See "Employment Agreements".

(4) The amounts shown under this column represent contributions by the Company's U.S. subsidiaries to a 401(k) plan ($1,000 for each of the named
     executives in 1995, $11,552 in 1996 and $3,475 in 1997 (except for Mr. Walkingstick whose 1997 contribution was $1,625)) and the premiums paid
or
     to be paid by the Company's U.S. subsidiaries under life insurance arrangements with the named executives. A portion of the premiums ($32,100, $34,500 and $24,300 in 1995, 1996 and 1997, respectively) were paid under split dollar life insurance plans. Under these plans, the Company's U.S. subsidiaries pay the premiums for life insurance issued to the named executive. Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the executive cancels and surrenders the policy.

OPTIONS EXERCISED AND HOLDINGS

     No options were exercised during 1997 and there were no unexercised options held as of December 31, 1997.

DIRECTOR COMPENSATION

     Messrs. Harned, Lech, Maestri, Moroun, Jacoby, Davis and Rice -- the Company's outside directors -- receive an annual retainer of $6,000 and $1,000 for each meeting. These outside directors are compensated at the rate of $1,000 per day for time spent on board-related activities. Due primarily to time spent in connection with certain litigation, Messrs. Maestri, Rice and Jacoby received total director compensation during 1997 of $82,750, $75,250 and
$43,500, respectively.  See "LEGAL PROCEEDINGS - CenTra Litigation".

                                                                        PAGE
33

EMPLOYMENT AGREEMENTS

     Chandler USA has employment agreements with Mr. LaGere and Ms. Watson. The agreements contain self-renewing terms of five years limited to the employee attaining age 70. The salary amounts reflected in the foregoing table represent amounts paid as required by the contracts for the years indicated. Under certain limited circumstances, such officers could receive base salaries subsequent to an early termination of their employment subject to certain continued obligations to Chandler USA.

     Prior to May 1, 1997, Benjamin T. Walkingstick was an employee of
Chandler
USA pursuant to an employment agreement dated October 28, 1988, (the "Employment Agreement") and served as an executive officer and director of the Company and certain of its subsidiaries. Effective May 1, 1997, Mr. Walkingstick resigned these positions and ceased to be an employee of Chandler USA. He continues to be a consultant to Chandler USA and its subsidiaries pursuant to the Employment Agreement and continues to receive compensation at an annual rate of $323,291 under the Employment Agreement through October 2000 at which time he reaches age 70. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     Chandler USA entered into employment contracts with three employees of Network in October 1995. Two of the contracts have been terminated and one with an initial five year term remains in effect.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the directors and executive officers (including a former executive officer and director of the Company) of the Company and provides information on their ownership of the Company's common shares at February 28, 1998:

                                                        BENEFICIAL OWNERSHIP

---------------------------
                                                       NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                  SHARES (1)    PERCENT
(2)
--------------------------------------------------   -------------
-----------
W. Brent LaGere...................................     401,813 (3)        6.2%
Benjamin T. Walkingstick..........................     401,029 (4)        6.2%
Brenda B. Watson..................................      35,542              *
Richard L. Evans..................................      32,750              *
Norman E. Harned..................................   3,135,700 (5)       48.6%
Paul A. Maestri...................................           -              -
M.J. Moroun.......................................   3,135,700 (6)       48.6%
James M. Jacoby...................................           -              -
Robert L. Rice....................................           -              -
Mark T. Paden.....................................       1,200              *
Ronald W. Lech....................................   3,135,700 (5)       48.6%
Larry A. Davis....................................           -              -
Steven R. Butler..................................       1,000              *

All directors and officers as a group (13 persons)   3,964,034           61.5%
--------------------------------------------------
* Less than 1%

(1) Except as otherwise indicated, each person has the sole power to vote and dispose of all shares, and the sole power to exercise any options listed opposite his or her name.

(2) In the above table, any shares that a person can acquire through the exercise of options are deemed to be outstanding solely for the purpose of
     computing the number and percentage of the Company's common shares that he or she owns. Such shares, if any, are not included in the computations for any other person. These percentages are computed based on the number of outstanding common shares including 1,660,125 common shares rescinded through litigation but excluding 494,617 common shares owned by a subsidiary of the Company which are eligible to vote. Elsewhere in this Form 10-K, references to the number or percentage of the Company's common shares that a person owns do not reflect common shares issuable under outstanding options, if any.

(3) Includes (i) 348,390 common shares owned by the W. Brent LaGere Irrevocable Trust; and (ii) 45,000 common shares owned by W&L Holding Corp. ("W&L Holding"), a corporation 49% of which is owned by the W.
Brent
     LaGere Irrevocable Trust. Mr. LaGere disclaims beneficial ownership of the shares held by W&L Holding and the trust. The power to vote and dispose of the shares held by W&L Holding is shared with Benjamin T. Walkingstick, who also owns 49% of W&L Holding.

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

(6) Includes (i) 1,360,125 common shares owned by CenTra; and (ii) 1,441,700 common shares owned by Can-Am; (iii) 290,000 common shares owned by
Ammex,
     Inc. ("Ammex"); (iv) 25,000 common shares owned by DuraRock, which is owned by Matthew T. Moroun, M.J. Moroun's son; (v) 15,000 common shares owned by Matthew T. Moroun; (vi) 250 common shares held by Mr. Harned;
     (vii) 2,000 common shares held by Mr. Lech; and (viii) 1,625 common shares owned by Agnes A. Moroun, M.J. Moroun's sister. See "Possible Change of Control" and "Other Matters Regarding Beneficial Ownership" regarding the Company's assumptions about beneficial ownership and the presence of certain restrictions on the voting and disposition of the common shares beneficially owned by Messrs. M.J. Moroun, Harned, Lech, Agnes A. Moroun and Matthew T. Moroun.

                                                                        PAGE
34

SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by the Company to own beneficially more than 5% of the Company's common shares as of February 28, 1998. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.

                                                           BENEFICIAL
OWNERSHIP

---------------------------
                                                          NUMBER OF
NAME OF SHAREHOLDER                                       SHARES (1)
PERCENT (2)
--------------------------------------------------      -------------
-----------
CenTra Group
  (CenTra, Can-Am, Ammex and Messrs. M.J. Moroun,
  Ronald Lech and Norman Harned, Agnes A. Moroun
  and Matthew T. Moroun)
  12225 Stephens Road, Warren, Michigan 48089........   3,135,700 (3)
48.6%
Marvel List,(Trustee of the W. Brent LaGere
  Irrevocable Trust)
  420 Bennett Boulevard, Chandler, Oklahoma 74834....     398,077
6.2%

Brinson Partners, Inc
  209 S. LaSalle, Chicago, Illinois 60604............     663,000 (4)
10.3%
-----------------------------------------------------

(1) Except as otherwise indicated, each person or group has the sole power to vote and dispose of all shares and the sole power to exercise any options listed opposite his or her name.

(2) In the above table, any shares that a person can acquire through the exercise of options are deemed to be outstanding solely for the purpose of
     computing the number and percentage of the Company's common shares that he or she owns. Such shares, if any, are not included in the computations for any other person. These percentages are computed based on the number of outstanding common shares including 1,660,125 common shares rescinded through litigation but excluding 494,617 common shares owned by a subsidiary of the Company which are eligible to vote. Elsewhere in this Form 10-K, references to the number or percentage of the Company's common shares that a person owns do not reflect common shares issuable under outstanding options, if any.

(3)  The CenTra Group has filed a Schedule 13D with the Securities and
Exchange
     Commission reporting collective beneficial ownership of 49.2% of the Company's common shares as of July 1992. This percentage included certain
     common shares the CenTra Group had contracted to acquire subject to regulatory approval and was calculated based on total outstanding shares of 7,509,058. A Schedule 13D is filed by a person (or group of persons acting collectively) who owns five percent or more of a reporting company's stock. The beneficial ownership set forth above includes: (i) 1,360,125 common shares owned by CenTra; and (ii) 1,441,700 common shares owned by Can-Am; (iii) 290,000 common shares owned by Ammex; (iv) 25,000 common shares owned by DuraRock, which is owned by Matthew T. Moroun,
M.J.
     Moroun's son; and (v) 15,000 common shares owned by Matthew T. Moroun;
     (vi) 250 common shares held by Mr. Harned; (vii) 2,000 common shares held by Mr. Lech; and (viii) 1,625 common shares owned by Agnes A. Moroun,
M.J.
     Moroun's sister.

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

(4) Brinson Partners, Inc. ("BPI"), an SEC registered investment advisor, is a wholly owned subsidiary of Brinson Holdings, Inc. ("BHI"). BHI is a wholly owned subsidiary of SBC Holding (USA), Inc. which in turn is a wholly owned subsidiary of Swiss Bank Corporation. The total shares owned
     by BPI represent 9.6% of the Company's outstanding voting common shares. See Note (2) above. All of these common shares are held for the benefit of clients of BPI. No BPI client holds more than 5% of the outstanding voting common shares of the Company.

     The business address of Mr. LaGere is 1010 Manvel Avenue, Chandler, Oklahoma 74834. The business address for Mr. Walkingstick is 1001
Manvel
     Avenue, Chandler, Oklahoma 74834.  The business address of CenTra,
Can-Am,
     and Messrs. M.J. Moroun and Harned is 12225 Stephens Road, Warren, Michigan 48089. The business address of Mr. Lech is 5301 Lauren Court, Bloomfield Hills, Michigan 48302-2941.

                                                                        PAGE
35

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

     Statements of percentages of ownership are made based upon pertinent reporting requirements and guidelines specifically applicable to this report on
Form 10-K. Determination of voting power under the Company's Articles of Association or applicable insurance holding company laws may be at variance with the above stated percentages.

     As to the beneficial ownership of its common shares, the Company has assumed that beneficial ownership (voting and investment power) is shared among
CenTra, Can-Am, Ammex, and Messrs. M.J. Moroun, Harned, Lech, Agnes A. Moroun and Matthew T. Moroun. CenTra, Can-Am, Ammex and M.J. Moroun have filed a
Schedule 13D acknowledging that they compose a group formed to affect the management practices and policies of the Company. M.J. Moroun has represented that he is the controlling shareholder, Chairman and President of CenTra and Ammex. Mr. Lech was, until June 2, 1995, a director and executive officer of CenTra and continues to receive regular periodic payments from CenTra. Mr. Harned is an executive officer of CenTra. Messrs. Harned and Lech are executive officers and directors of Can-Am. Correspondence provided to the Company and an amendment to the Schedule 13D described above indicate that M.J.
Moroun is the owner of all of the outstanding voting stock of Can-Am. The Company includes the ownership of Messrs. Harned, Lech, Agnes A. Moroun and Matthew T. Moroun in the beneficial ownership of the CenTra Group because of their present or former employment and other relationships with CenTra and M.J.
Moroun and their involvement in CenTra's attempts to take control of the Company. Each member of the group disclaims beneficial ownership or control of the common shares held by any other group member. They presumably would disclaim shared beneficial ownership with either Messrs. Harned or Lech.

     CenTra and its affiliates face certain restrictions in the voting or disposition of their common shares. By resolution dated August 19, 1992, the Company restricted the voting of common shares held by CenTra and its affiliates, including Can-Am. In addition, voting of these shares in a manner which would constitute a direct or indirect exercise of control over NAICO is restricted by Nebraska law. The Nebraska Department of Insurance has prohibited the disposition of the common shares held by Can-Am and the United States District Court for the District of Nebraska has assumed jurisdiction over all shares owned or controlled by M.J. Moroun and/or his affiliates. These shares have now been tendered to and are held by the U.S. District Court Clerk for the District of Nebraska. See "LEGAL PROCEEDINGS".

POSSIBLE CHANGE IN CONTROL

     Until July 1992, CenTra and its affiliates held 22.7% of the Company's common shares. In July 1992, M.J. Moroun attempted to obtain control of the Company and acquired or contracted to acquire in open market and private purchases 26.5% of the Company's common stock (which was later transferred to Can-Am), bringing the total beneficial stock ownership of CenTra and its affiliates to 49.2% as of July 1992. To further their purposes, CenTra or its affiliates or both initiated litigation in Oklahoma, Arkansas, Michigan, and an administrative proceeding in Nebraska, the domicile of NAICO. See "LEGAL PROCEEDINGS" and "BUSINESS--Taxation--United States Taxation of Shareholders".

     To rebuff the threats posed by CenTra and its affiliates, the Company and its subsidiaries have vigorously asserted defenses and counterclaims where appropriate in the litigation and successfully opposed the Form A application of CenTra and its affiliates in the administrative hearings before the Nebraska
Department of Insurance (the "Department"). The Form A application sought the Department's approval of M.J. Moroun's share purchases and attempted assertion of control. CenTra and its affiliates appealed the Department's denial of their application. The ruling of the Department and a state district court were affirmed by the Nebraska Supreme Court on December 1, 1995. The Department has prohibited the disposition of the common shares beneficially owned by Can-Am (the 26.5%). By resolution dated August 19, 1992, the Company has restricted the voting of common shares held by CenTra and its affiliates including Can-Am. The resolution invoked the provisions of Article XI of the Company's Articles of Association. Article XI, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more of the common shares (and its affiliates and associates) if the Continuing Directors deny approval. A U.S. District Court Judge for the District of Nebraska has ordered the divestiture of all CenTra shares and CenTra has delivered what it contends are all the shares they own or control to the registry of the Court, pending the appeal of the Court's divestiture order. The case is scheduled for oral argument before the Eighth Circuit Court of Appeals in April 1998. If the judgment is affirmed the Court will order a plan of divestiture. Until CenTra can overcome these impediments, it cannot take control of the Company.

                                                                        PAGE
36

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     One of the Company's U.S. subsidiaries leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. Brent
LaGere, Richard Evans, Mark Paden and another employee of one of the Company's subsidiaries. The subsidiary has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintains these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. The subsidiary pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. The subsidiary has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. The subsidiary retains the right to remove all structures located upon the property when the lease terminates. In 1995, 1996 and 1997, the Company incurred approximately $108,000, $184,000 and $159,000 in entertainment expenses in connection with the use of Davenport Farms including approximately $14,000, $7,000 and $5,000 in depreciation, and reimbursements (described above) to Davenport Farms of approximately $8,000, $8,000 and $9,000 in each of those years.

     On September 18, 1997, Mr. Walkingstick and L&W entered into an agreement providing that Mr. Walkingstick will produce insurance business only through L&W as an independent contractor (the "Insurance Agreement"). Mr. Walkingstick will receive one-half of all commissions upon any business he produces which was not previously written by L&W and is liable for payment of all premiums due upon such business. The Insurance Agreement may be terminated at any time upon thirty days written notice. Upon termination, the insurance policy expirations or renewal rights (ownership) of the insurance business produced by Mr. Walkingstick shall remain the property of L&W. Mr. Walkingstick is required to maintain his own support staff. During 1997, commissions paid to Mr. Walkingstick under this arrangement were $10,832.

     The Company's U.S. subsidiaries lease automobiles from Union National
Bank
("UNB") of which Mr. Benjamin Walkingstick is Chairman. In 1996 and 1997, UNB received automobile lease payments of $120,000 and $128,000, and automobile purchase payments of $53,000 and $56,000. UNB received $8,000 and $10,000 as reimbursement for automobile tags, titles and taxes in connection with such automobile leases in 1996 and 1997, respectively. The Company's U.S. subsidiaries also use UNB as their principal disbursement bank. They pay no service charges for such services but are required to maintain compensating balances in lieu of paying service charges. The average daily amount of the compensating balances in the aggregate was approximately $300,000 during 1997. The balance maintained by each subsidiary is fully insured by the Federal Deposit Insurance Corporation.

     The Company believes that all transactions, including loans, with directors, officers, or shareholders of the Company are and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

     ADVANCEMENT OF LITIGATION EXPENSES. In the CenTra litigation, certain officers of the Company and the Company's directors other than Messrs. M.J. Moroun, Harned, Lech and Maestri were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses totaling approximately $2.1 million as of December 31, 1997. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. In addition, certain expenses may be recovered from the Company's directors and officers policy insurer. As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers policy insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Federal Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the Company's directors and officers policy insurer. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advancement of litigation expenses to certain defendants. The Committee was delegated the authority of the Board to deal with all issues arising from the Oklahoma litigation including the issue of officer and director indemnification. The Committee has retained independent counsel.

                                                                        PAGE
37

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, together with the related notes thereto and the report of Deloitte & Touche, independent auditors on such financial statements as of December 31, 1997
and
              for the three years then ended are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

          3.  EXHIBITS.

               3.1  Memorandum of Association of the Company. (2)

               3.2 Articles of Association of the Company and amendments thereto. (2)(1)

               4.1  Specimen Certificate for common shares of the Company. (4)

              10.1Non-Qualified Stock Option Plan, as amended, adopted at the
                    Shareholder's Annual Meeting on January 19, 1987. (3)

              10.2  Form of Non-Qualified Stock Option Agreement. (1)

              10.3  Agreement for Placement of Insurance Business. (5)

              22.1  List of all subsidiaries.

              23.1  Deloitte & Touche consent.

     -----------------------

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

               (5) Previously filed as an exhibit to registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference.


              Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.

     (b)  Reports on Form 8-K.

          The Company filed one current report on Form 8-K dated March 17,
1998
          responding to Item 5 of Form 8-K.

                                                                        PAGE
38

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       CHANDLER INSURANCE COMPANY, LTD.




Date:  March 30, 1998               By: /s/ W. Brent LaGere

----------------------------------------
                                                    W. Brent LaGere
                                           Chairman of the Board, President,
                                              and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.




Date:  March 30, 1998                   /s/ W. Brent LaGere

----------------------------------------
                                        W. Brent LaGere, Chairman of the
Board,
                                        Chief Executive Officer, President
                                        and Director
                                        (Principal Executive Officer)




Date:  March 30, 1998                   /s/ Brenda B. Watson

----------------------------------------
                                        Brenda B. Watson, Executive Vice
                                        President and Director




Date:  March 30, 1998                   /s/ Mark T. Paden

----------------------------------------
                                        Mark T. Paden, Vice President -
Finance,
                                        Chief Financial Officer, Treasurer and
                                        Director (Principal Accounting and
                                        Financial Officer)




Date:  March 30, 1998                   /s/ Richard L. Evans

----------------------------------------
                                        Richard L. Evans, Vice President -
                                        Claims and Director

                                                                        PAGE
39





Date:  March 30, 1998                   /s/ James M. Jacoby

----------------------------------------
                                        James M. Jacoby, Director




Date:  March 30, 1998                   /s/ Robert L. Rice

----------------------------------------
                                        Robert L. Rice, Director




Date:  March 30, 1998                   /s/ Paul A. Maestri

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




Date:

----------------------------------------
                                        Norman E. Harned, Director




Date:

----------------------------------------
                                        Ronald W. Lech, Director




Date:  March 30, 1998                  /s/ Larry A. Davis

----------------------------------------
                                        Larry A. Davis, Director

                       CHANDLER INSURANCE COMPANY, LTD.


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES





                                                                    PAGES

-----------------

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
     December 31, 1996 and 1997...............................       F-2

Consolidated Statements of Operations for the years ended
     December 31, 1995, 1996 and 1997.........................       F-3

Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and 1997.........................       F-4

Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1995, 1996 and 1997.............       F-5
Notes to Consolidated Financial Statements.................... F-6 through
F-26

Independent Auditors' Report on Consolidated Financial
     Statements and Financial Statement Schedules.............       F-27



SCHEDULES

 I   Summary of Investments - Other than Investments
          in Related Parties..................................       F-28

 II  Condensed Financial Information of Registrant............F-29 through
F-31

 III Supplementary Insurance Information......................       F-32

 IV  Reinsurance..............................................       F-33

 V   Valuation and Qualifying Accounts........................       F-34

 VI  Supplemental Information (for property-casualty
          insurance underwriters).............................       F-35

     Schedules other than those listed above are omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.

                       CHANDLER INSURANCE COMPANY, LTD.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)

                                                               DECEMBER 31,

-----------------------
                                                            1996         1997
                                                         ----------
----------
ASSETS
Investments
   Fixed maturities available for sale,
      at fair value......................................$ 109,665    $
111,718
   Fixed maturities held to maturity, at amortized cost
      (fair value $1,675 and $1,330 in
      1996 and 1997, respectively).......................    1,582
1,222
   Equity securities available for sale,
      at fair value......................................        -
124
                                                         ----------
----------
      Total investments..................................  111,247
113,064
Cash and cash equivalents................................    7,889
11,999
Premiums receivable, less allowance for non-collection
   of $177 and $115 at 1996 and 1997, respectively.......   30,413
28,079
Reinsurance recoverable on paid losses, less allowance
   for non-collection of $491 and $275 in 1996
   and 1997, respectively................................    3,805
3,069
Reinsurance recoverable on unpaid losses, less allowance
   for non-collection of $390 at 1997....................   14,432
10,876
Prepaid reinsurance premiums.............................    5,470
9,662
Deferred policy acquisition costs........................    4,993
5,312
Property and equipment, net..............................    5,934
5,907
Other assets.............................................   11,517
12,893
Licenses, net............................................    4,494
4,344
Excess of cost over net assets acquired, net.............    5,900
5,252
Covenants not to compete, net............................      733
333
                                                         ----------
----------
Total assets.............................................$ 206,827    $
210,790
                                                         ==========
==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses............$  79,639    $
74,929
   Unearned premiums.....................................   36,009
42,388
      Policyholder deposits..............................    4,016
4,830
      Notes payable......................................    4,391
2,796
      Accrued taxes and other payables...................    7,777
6,340
      Premiums payable...................................    2,448
4,554
      Litigation liabilities.............................        -
16,618
                                                         ----------
----------
         Total liabilities...............................  134,280
152,455
                                                         ----------
----------
Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares
      authorized; 6,941,708 shares issued................   11,593
11,593
   Paid-in surplus.......................................   34,942
34,942
   Capital redemption reserve............................      947
947
   Retained earnings.....................................   25,951
24,886
   Unrealized gain (loss) on investments available
      for sale, net of tax...............................     (886)
253
   Less:  Stock held by subsidiary, at cost
      (494,617 shares)...................................        -
(2,487)
   Less:  Stock rescinded through litigation
      (1,660,125 shares).................................        -
(11,799)
                                                         ----------
----------
Total shareholders' equity...............................   72,547
58,335
                                                         ----------
----------
Total liabilities and shareholders' equity...............$ 206,827    $
210,790
                                                         ==========
==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)

                                                     YEAR ENDED DECEMBER 31,

------------------------------------
                                               1995         1996         1997
                                            ----------   ----------
----------
Premiums and other revenues
   Direct premiums written and assumed......$  98,768    $ 107,943    $
123,088
   Reinsurance premiums ceded...............  (14,128)     (14,228)
(26,222)
                                            ----------   ----------
----------
      Net premiums written and assumed......   84,640       93,715
96,866
   Increase in unearned premiums............   (3,553)      (4,429)
(2,187)
                                            ----------   ----------
----------
      Net premiums earned...................   81,087       89,286
94,679

Net investment income.......................    8,053        7,339
8,017
Commissions, fees and other income..........    3,095        3,620
2,528
                                            ----------   ----------
----------
      Total revenues........................   92,235      100,245
105,224
                                            ----------   ----------
----------
Operating costs and expenses
   Losses and loss adjustment expenses......   50,543       53,391
57,512
   Policy acquisition costs.................   23,995       32,123
28,145
   General and administrative expenses......   12,822       14,184
13,579
   Litigation expenses, net.................      285         (108)
4,772
                                            ----------   ----------
----------
      Total operating expenses..............   87,645       99,590
104,008
                                            ----------   ----------
----------
Income before income taxes..................    4,590          655
1,216
Federal income tax (provision) benefit
   of consolidated U.S. subsidiaries........     (812)         317
(2,281)
                                            ----------   ----------
----------
Net income (loss)...........................$   3,778    $     972    $
(1,065)
                                            ==========   ==========
==========

Basic and diluted earnings (loss)
   per common share.........................$    0.54    $    0.14    $
(0.16)
                                            ==========   ==========
==========

Weighted average common shares outstanding..    6,942        6,942
6,687
                                            ==========   ==========
==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------

                                               1995         1996         1997
                                            ----------   ----------
----------
OPERATING ACTIVITIES:
   Net income (loss)........................$   3,778    $     972    $
(1,065)
   Add (deduct):
      Adjustments to reconcile net income
         (loss) to cash from operations:
         Net realized gains on sale
            of investments..................     (412)        (140)
(764)
         Net (gains) losses on sale
            of equipment....................        1          (23)
3
         Amortization and depreciation......    2,313        2,292
2,214
         Provision for non-collection
            of premiums.....................      124        1,768
52
         Provision for non-collection
            of reinsurance recoverables.....      440        2,078
527
      Net change in non-cash balances
         relating to operations:
         Premiums receivable................   (1,575)       2,877
(1,794)
         Reinsurance recoverable on
            paid losses.....................   (1,388)      (1,250)
596
         Reinsurance recoverable on
            unpaid losses...................   10,691       32,197
3,169
         Prepaid reinsurance premiums.......     (581)        (300)
(4,192)
         Deferred policy acquisition costs..      205       (1,193)
(319)
         Other assets.......................    1,692         (253)
(2,456)
         Unpaid losses and loss
            adjustment expenses.............  (27,266)     (49,155)
(4,710)
         Unearned premiums..................    4,133        4,729
6,379
         Policyholder deposits..............   (1,079)        (468)
814
         Accrued taxes and other payables...      861        2,108
(1,437)
         Premiums payable...................   (1,421)        (524)
2,106
         Litigation liabilities.............        -            -
4,819
                                            ----------   ----------
----------
      Cash provided by (applied to)
         operations.........................   (9,484)      (4,285)
3,942
                                            ----------   ----------
----------
INVESTING ACTIVITIES:

   Fixed maturities available for sale:
      Purchases.............................  (32,449)     (34,085)
(35,001)
      Sales.................................    9,364       16,880
22,232
      Maturities............................   15,849       12,967
12,541
   Fixed maturities held to maturity:
      Purchases.............................      (35)           -
-
      Maturities............................   17,736        4,409
380
   Equity securities available for sale:
      Sale..................................        -            -
2,459
   Cost of property and equipment
      purchased.............................     (802)        (687)
(893)
   Proceeds from sale of property and
      equipment.............................      141           95
45
   Other....................................     (216)         (20)
-
                                            ----------   ----------
----------
      Cash provided by (applied to)
         investing activities...............    9,588         (441)
1,763
                                            ----------   ----------
----------
FINANCING ACTIVITIES:

   Proceeds from notes payable..............        -        4,500
-
   Payments on notes payable................        -         (409)
(1,595)
                                            ----------   ----------
----------
   Cash provided by (applied to)
      financing activities..................        -        4,091
(1,595)
                                            ----------   ----------
----------
Increase (decrease) in cash and cash
   equivalents..............................      104         (635)
4,110
Cash and cash equivalents at beginning
   of year..................................    8,420        8,524
7,889
                                            ----------   ----------
----------
Cash and cash equivalents at end of year....$   8,524    $   7,889    $
11,999
                                            ==========   ==========
==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CHANDLER INSURANCE COMPANY, LTD.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)


UNREALIZED

  GAIN                     STOCK        TOTAL
                                                       CAPITAL
(LOSS) ON      STOCK      RESCINDED      SHARE-
                             COMMON      PAID-IN     REDEMPTION    RETAINED
INVESTMENTS,   HELD BY      THROUGH      HOLDERS'
                             STOCK       SURPLUS      RESERVE
EARNINGS       NET       SUBSIDIARY   LITIGATION     EQUITY
                          ------------ ------------ ------------ ------------
------------ ------------ ------------ ------------
Balance,
   January 1, 1995........$    12,540  $    36,143  $         -  $    22,148
$    (5,224) $    (2,148) $         -  $    63,459

Net income................          -            -            -
3,778            -            -            -        3,778

Change in unrealized gain
   (loss) on investments
   available for sale,
   net of tax.............          -            -            -
-        6,213            -            -        6,213
                          ------------ ------------ ------------ ------------
------------ ------------ ------------ ------------
Balance,
   December 31, 1995......     12,540       36,143            -
25,926          989       (2,148)           -       73,450

Net income................          -            -            -
972            -            -            -          972

Retirement of stock
   held by subsidiary.....       (947)      (1,201)         947
(947)           -        2,148            -            -

Change in unrealized gain
   (loss) on investments
   available for sale,
   net of tax.............          -            -            -
-       (1,875)           -            -       (1,875)
                          ------------ ------------ ------------ ------------
------------ ------------ ------------ ------------
Balance,
   December 31, 1996......     11,593       34,942          947
25,951         (886)           -            -       72,547

Net loss..................          -            -            -
(1,065)           -            -            -       (1,065)
Stock acquired by
   subsidiary, at cost
   (494,617 shares).......          -            -            -
-            -       (2,487)           -       (2,487)

Stock rescinded through
   litigation (1,660,125
   shares)................          -            -            -
-            -            -      (11,799)     (11,799)

Change in unrealized gain
   (loss) on investments
   available for sale,
   net of tax.............          -            -            -
-        1,139            -            -        1,139
                          ------------ ------------ ------------ ------------
------------ ------------ ------------ ------------
Balance,
   December 31, 1997......$    11,593  $    34,942  $       947  $    24,886
$       253  $    (2,487) $   (11,799) $    58,335
                          ============ ============ ============ ============
============ ============ ============ ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1996 AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

         Operating revenues, expenses and identifiable assets are primarily from operations outside the Cayman Islands. A substantial part of the
         business is conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S.

         The consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles
         ("U.S. GAAP") and are expressed in U.S. dollars. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities
         and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

    (E)  BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128,
EARNINGS
         PER SHARE. Basic earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. The Company does not have any preferred stock or dilutive potential common shares; as such,
         diluted earnings (loss) per common share is not applicable. The adoption of SFAS No. 128 did not affect the previously reported earnings per share for all periods presented.

    (F)  DEFERRED POLICY ACQUISITION COSTS

         Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agents' commissions and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies.
Recoverability
         of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses. The Company considers anticipated investment income in determining if a premium deficiency exists. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO paid or accrued $434,000, $454,000 and $1.2 million during 1995, 1996 and 1997, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $6.2 million, $3.2 million and $2.9 million in 1995, 1996 and 1997, respectively.

    (G)  PROPERTY AND EQUIPMENT

         Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 years to 31 years. Asset impairments are recorded when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Property and equipment consisted of the following at December 31:

                                                         1996           1997
                                                      ----------
----------
                                                            (In thousands)
Real estate and improvements..........................$   5,351      $   5,389
Other property and equipment..........................    7,575          7,738
                                                      ----------
----------
                                                         12,926         13,127
Accumulated depreciation..............................   (6,992)
(7,220)
                                                      ----------
----------
                                                      $   5,934      $   5,907
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


                                                        1996           1997
                                                     ----------     ----------
                                                          (In thousands)
Licenses..............................................$   5,991      $   5,991
Excess of cost over net assets acquired...............   10,748         10,748
Covenants not to compete..............................    4,000          4,000
                                                      ----------
----------
                                                         20,739         20,739
Accumulated amortization..............................   (9,612)
(10,810)
                                                      ----------
----------
                                                      $  11,127      $   9,929
                                                      ==========
==========

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

         Realized gains and losses on sales of securities are based on the specific identification method and included in net investment income in the accompanying consolidated statements of operations.

    (K)  INCOME TAXES

         The Company uses an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if it is more likely than not that some portion of the deferred tax asset will not be realized.

    (L)  CASH AND CASH EQUIVALENTS

         For purposes of the consolidated statements of cash flows, the
Company
         considers all highly liquid investments with original maturities of
14
         days or less to be cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

    (M)  SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest and income taxes, and noncash investing and financing activities were as follows:

                                                              YEAR ENDED
DECEMBER 31,

------------------------------
                                                            1995
1996       1997
                                                          --------
--------   --------
                                                                  (In
thousands)
         Cash payments during the year for:
              Interest....................................$     8   $    141
$    818
              Income taxes................................    864
574      1,855

         Change in unrealized gain (loss) on
              securities available for sale...............$ 8,224   $
(2,522)   $ 1,605
         Provision (benefit) for federal income taxes.....  2,011
(647)       466
                                                          --------
--------   --------
         Net increase (decrease) in shareholders' equity..$ 6,213
$(1,875)   $ 1,139

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

         In January 1997, NAICO received Century Business Services, Inc.
common
         stock (formerly International Alliance Services, Inc.) valued at approximately $2.2 million at the settlement date as a result of settling certain legal disputes with a former underwriting manager for
         the surety bond program. This amount was included in premiums receivable at December 31, 1996.

         During 1997, NAICO received shares of common stock with a fair value of approximately $124,000 in connection with an unaffiliated entity's conversion to a for-profit corporation. See Note 2.

         During 1997, ownership of 494,617 shares of the Company's common stock was transferred to Chandler's subsidiaries as payment for certain debts owed by two former agents of the subsidiaries. The shares are held as a reduction of shareholders' equity in the amount of approximately $2.5 million. See Note 10 for additional information.

         As a result of a jury verdict in April 1997, the Company recorded the rescission of certain common stock that it sold in 1990 in return for a future payment of $5,099,133. The rescission was recorded as a decrease to shareholders' equity in the amount of approximately $4,916,000 with the remaining amount included in litigation expense. In the fourth quarter of 1997, the Company recorded the rescission of certain additional common stock pursuant to an order issued on March 10, 1998 in the amount of $6,882,500. The payable amounts are included in "Litigation Liabilities" on the Company's balance sheet as
         of December 31, 1997.  See Note 10 for additional information.

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

    (O)  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains
and
         losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of
         other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company will adopt SFAS No. 130 on January 1, 1998 as required.
         Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting standards for public companies concerning annual
         and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998 as required.

NOTE 2. INVESTMENTS AND INVESTMENT INCOME

    Net investment income is summarized as follows:

                                                     YEAR ENDED DECEMBER 31,

------------------------------
                                                   1995       1996       1997
                                                 --------   --------
--------
                                                         (In thousands)
TYPE OF INVESTMENT:

Interest on fixed-maturity investments...........$  6,994   $  6,663   $
6,680
Interest on cash equivalents.....................     647        536
573
Net realized gains - fixed - maturity
     investments.................................     412        140
508
Net realized gains - equities....................       -          -
256
                                                 --------   --------
--------
                                                 $  8,053   $  7,339   $
8,017
                                                 ========   ========
========

     These amounts are net of investment expenses, which are minimal.

                                                                      PAGE
F-10

     The amortized cost and fair values of investments are as follows:


   GROSS        GROSS

AMORTIZED    UNREALIZED   UNREALIZED     FAIR        CARRYING

COST        GAINS        LOSSES       VALUE        VALUE

----------   ----------   ----------   ----------   ----------

            (In thousands)
DECEMBER 31, 1996
-----------------------------------------------------------------
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

==========   ==========   ==========   ==========   ==========
DECEMBER 31, 1997
-----------------------------------------------------------------
FIXED MATURITIES AVAILABLE FOR SALE:

U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $
41,208    $     318    $    (136)   $  41,390    $  41,390
Debt securities issued by foreign governments....................
1,516            -          (13)       1,503        1,503
Obligations of states and political subdivisions.................
20,365          167           (8)      20,524       20,524
Corporate obligations............................................
35,836          108         (213)      35,731       35,731
Public utilities.................................................
9,048           86          (42)       9,092        9,092
Mortgage-backed securities.......................................
3,449           30           (1)       3,478        3,478

----------   ----------   ----------   ----------   ----------
                                                                    $
111,422    $     709    $    (413)   $ 111,718    $ 111,718

==========   ==========   ==========   ==========   ==========
FIXED MATURITIES HELD TO MATURITY:

U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $
1,222    $     108    $       -    $   1,330    $   1,222

==========   ==========   ==========   ==========   ==========

EQUITY SECURITIES AVAILABLE FOR SALE:

Corporate stock..................................................   $
-    $     124    $       -    $     124    $     124

==========   ==========   ==========   ==========   ==========

     During 1997, NAICO received 19,371 shares of class B common stock of the Insurance Services Office, Inc. ("ISO") in connection with ISO's conversion to a for-profit corporation. ISO has placed certain limitations on the transfer or sale of the class B common stock one of which restricts ownership of the shares to insurance companies whose primary activity is the writing of insurance or the reinsuring of risk underwritten by insurance companies.

                                                                      PAGE
F-11

     The maturities of investments in fixed maturities at December 31, 1997 are shown below:

                              AVAILABLE FOR SALE           HELD TO MATURITY
                            -----------------------
-----------------------
                            AMORTIZED                   AMORTIZED
                               COST      FAIR VALUE        COST      FAIR
VALUE
                            ----------   ----------     ----------
----------
                                              (In thousands)
Due in one year or less.....$   19,461   $   19,445     $      100   $
100
Due after one year
     through five years.....    37,247       37,275            267
266
Due after five years
     through ten years......    45,254       45,451            855
964
Due after ten years.........     6,011        6,069              -
-
                            ----------   ----------     ----------
----------
                               107,973      108,240          1,222
1,330
Mortgage-backed securities,
     which are subject to
     prepayments............     3,449        3,478              -
-
                            ----------   ----------     ----------
----------
                            $  111,422   $  111,718     $    1,222   $
1,330
                            ==========   ==========     ==========
==========

     Realized gains and losses from sales of fixed maturities and equity securities are shown below:

                                                        GROSS          GROSS
                                                       REALIZED       REALIZED
                                                        GAINS          LOSSES
                                                      ----------
----------
                                                            (In thousands)
1995..................................................$      419     $
7
1996..................................................       178
38
1997..................................................       803
39

     Chandler Barbados is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for the benefit of the primary insurer ceding such amounts. Chandler Barbados secures such amounts with trust arrangements whereby securities are deposited into a trust account for the benefit of the primary insurer, and by using irrevocable bank letters of credit which are secured by certificates of deposit and other fixed-income investments. At December 31, 1996 and 1997, Chandler Barbados had investments with a fair value of $19,373,000 and $16,682,000, respectively, deposited in a trust account for the benefit of NAICO.

     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 1996 and 1997, the carrying value of these deposits totaled $10,318,000 and
$8,246,000, respectively. NAICO is also required to deposit securities into a trust account related to reinsurance agreements. As of December 31, 1996 and 1997, the fair value of these deposits totaled $211,000 and $212,000, respectively.

     At December 31, 1997 the total amount of cash and investments restricted as a result of these arrangements was $25,140,000.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical, repair expenses, costs of providing legal defense for policyholders, increased jury awards, and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for losses and loss adjustment expenses were approximately $3,615,000 and $3,809,000 at December 31, 1996 and 1997,
respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. The Company does not discount the liability for unpaid losses and loss adjustment expenses.

                                                                      PAGE
F-12

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                  YEAR ENDED DECEMBER 31,

------------------------------------
                                              1995         1996         1997
                                           ----------   ----------
----------
                                                      (In thousands)
Net balance before provision for
   uncollectible reinsurance at
   beginning of year.......................$  97,894    $  81,388    $  64,430
                                           ----------   ----------
----------
Net losses and loss adjustment expenses
incurred related to:
   Current year............................   50,975       53,314       53,704
   Prior years.............................     (432)          77        3,808
                                           ----------   ----------
----------
      Total................................   50,543       53,391       57,512
                                           ----------   ----------
----------
Net paid losses and loss adjustment
   expenses related to:
   Current year............................  (21,106)     (23,836)
(22,214)
   Prior years.............................  (45,943)     (46,513)
(36,838)
                                           ----------   ----------
----------
      Total................................  (67,049)     (70,349)
(59,052)
                                           ----------   ----------
----------
Net balance before provision for
   uncollectible reinsurance...............   81,388       64,430       62,890
Adjustments to reinsurance recoverables
   on unpaid losses for uncollectible
   reinsurance.............................      629          777        1,163
                                           ----------   ----------
----------
Net balance at end of year.................$  82,017    $  65,207    $  64,053
                                           ==========   ==========
==========

     NAICO does not ordinarily insure against environmental matters as that term is commonly used. However, in some cases, regulatory filings made on behalf of an insured can make NAICO directly liable to the regulatory authority for property damage which could include environmental pollution. In those cases NAICO ordinarily has recourse against the insured or the surety bond principal for amounts paid. NAICO has insured certain trucking companies and pest control operators who are required to provide proof of insurance which in some cases assures payment for clean-up and restoration of damage resulting from sudden and accidental release or discharge of contaminants or other substances which may be classified as pollutants. NAICO also provides surety bonds for construction contractors who use or have control of such substances and for contractors who remove and dispose of asbestos as a part of their contractual obligations. NAICO also insures independent oil and gas producers who may purchase coverage for the escape of oil, saltwater, or other substances which may be harmful to persons or property, but may not generally be classified as pollutants. Chandler Barbados reinsures a portion of those risks. The Company maintains claims records which segregate this type of risk for the purpose of evaluating environmental risk exposure. Based upon the nature of such lines of business with insureds of the Company, and current data regarding the limited severity and infrequency of such matters, it appears that potential environmental risks are not a significant portion of claims reserves and therefore would not likely have a material impact, if any, on the financial condition or results of operations of the Company.

NOTE 4. NOTES PAYABLE

     During 1996, Chandler USA entered into a three year loan agreement with a bank having a principal amount of $4,500,000 and a floating interest rate at Wall Street Journal Prime. Monthly payments were $142,000 including principal and interest. Among other things, the loan agreement precludes Chandler USA from paying shareholder dividends, issuing stock and limits indebtedness. Moreover, the loan agreement requires that certain restrictive covenants be met. At December 31, 1997, Chandler USA was in compliance with all financial covenants. Proceeds from the note were used to repay intercompany advances
from Chandler Barbados.   During the fourth quarter of 1997, the related loan
agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over Wall Street Journal Prime, which was 8.5% at December 31, 1997. The revised monthly payment is approximately $179,000 including principal and interest. The principal balance of the note was approximately $4,166,000 and $2,646,000 at December 31, 1996 and 1997, respectively. The principal balance at December 31, 1997 is net of an unamortized loan origination fee of $82,000. All or a portion of the available borrowing capacity under the note may be used to post needed bonds or to discharge litigation judgments. The bank note is collateralized by the shares of NAICO stock owned by Chandler USA.

     Chandler USA has a note payable related to the acquisition of Network with a balance of $225,000 and $150,000 at December 31, 1996 and 1997,
respectively.
The note has an interest rate of 7% and is payable in annual installments of $75,000 plus interest on October 11, 1998 and 1999.

                                                                      PAGE
F-13

     In February 1998, Chandler USA entered into a five year loan agreement with a bank having a principal amount of $2,300,000 and an interest rate of 7.75%. Monthly payments are $46,482 including principal and interest. The loan is collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA.

     The annual maturities of the notes payable, based upon the amounts borrowed as of December 31, 1997 and including the February 1998 loan, are as follows:


            (In thousands)
1998..............................$ 2,376
1999..............................  1,251
2000..............................    453
2001..............................    490
2002..............................    529
Thereafter........................     79
                                  -------
                                  $ 5,178
                                  =======

NOTE 5. SHAREHOLDERS' EQUITY

CAPITAL STOCK

     On May 7, 1988, the Company's shareholders authorized the issuance of up to 3,000,000 preferred shares with a par value of $1.00. No preferred shares have been issued as of December 31, 1997.

     The provisions of Article XI of the Company's Articles of Association, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more or the common shares (and its affiliates and associates) if the Continuing Directors deny approval. In addition to the regulatory oversight of NAICO by the Nebraska Department of Insurance, the Company is also subject to regulation under the Nebraska Insurance Holding Company Systems Act (the "Holding Company Act"). In addition to various reporting requirements imposed on the Company, the Holding Company Act requires any person who seeks to acquire or exercise control over NAICO (which is presumed to exist if any person owns 10% or more of the Company's outstanding voting stock) to file and obtain approval of certain applications with the Nebraska Department of Insurance regarding their proposed ownership of such shares.

     In 1996, the Company acquired 567,350 shares of its stock previously held by Chandler USA and retired the shares. In accordance with the Companies Law (1995 Revision) of the Cayman Islands, the Company established the capital redemption reserve fund in the amount of $947,000 which is reflected as a component of shareholders' equity in the consolidated balance sheets as of December 31, 1996 and 1997.

     See Note 10 regarding stock held by a subsidiary of the Company and stock rescinded through litigation.

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

                                                                      PAGE
F-14

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

                                              1995         1996         1997
                                           ----------   ----------
----------
                                                      (In thousands)
Statutory net income.......................$    1,123   $      998   $
6,737
Statutory surplus..........................$   40,594   $   42,373   $
45,283

     Chandler, NAICO Indemnity and Chandler Barbados are also required to maintain net worth subject to minimum requirements imposed by the applicable regulatory authorities. Chandler and NAICO Indemnity are required to maintain a net worth of the greater of (i) $120,000, or (ii) an amount equal to 20% of their net premiums earned. Chandler Barbados must have assets exceeding liabilities by (i) $125,000 where the premium income in the previous year did not exceed $750,000; or (ii) 20% of the premium income for the preceding year where the premium income exceeded $750,000 but did not exceed $5,000,000; or
(iii) the aggregate of $1,000,000 and 10% of the amount by which the premium income in that fiscal year exceeded $5,000,000.

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property-casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 1996 and 1997.

     At periodic intervals, various insurance regulatory authorities routinely examine the required financial statements as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to regulations which restrict their ability to pay shareholder dividends. The payment of cash shareholder dividends by Chandler Barbados to the Company is limited to its earned surplus (approximately $38.0 million at December 31, 1997) and margin of solvency requirements. The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Nebraska Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year (statutory net income excluding realized capital gains from the second and third preceding years, less any dividends paid, may be carried forward), or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 1998 without the approval of the Nebraska Department of Insurance is approximately $8.1 million.

     The payment of shareholder dividends depends upon the earnings, financial position and cash requirements of the Company, as well as regulatory limitations, including such other factors as the Board of Directors may deem relevant. Chandler Barbados and NAICO (during the ownership by the Company) have not paid any cash shareholder dividends as of December 31, 1997.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $12.6 million as of December 31, 1997). NAICO paid approximately $452,000, $526,000 and $423,000 in policyholder dividends during 1995, 1996 and 1997, respectively.

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

     No stock options or warrants were outstanding from January 1, 1995 through
December 31, 1997.

                                                                      PAGE
F-15

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

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996. Chandler USA has been informed by the IRS that there are no proposed adjustments to tax liabilities.

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differs from that expected using U.S. Federal enacted income tax rates for the following reasons:

                                              1995         1996         1997
                                           ----------   ----------
----------
                                                      (In thousands)
Computed tax expense at 34%................$   1,561    $     223    $     413
Increase (decrease) in income
  taxes resulting from:
  Expense (benefit) from income (loss) not
    subject to U.S. Federal income tax.....   (2,086)        (943)
1,384
  Amortization of licenses and
    other intangibles......................      368          380          380
  Tax on 1995 subpart F income.............      114            -            -
  Settlement of U.S. Federal income tax
    liability through 1992 and adjustments
    to prior years' accruals...............      724            -            -
  Nontaxable income from legal settlement..        -         (110)
-
  Other, net...............................      131          133          104
                                           ----------   ----------
----------
Federal income tax provision (benefit).....$     812    $    (317)   $   2,281
                                           ==========   ==========
==========

                                                                      PAGE
F-16

     U.S. Federal income tax expense (benefit) consists of:

                                            CURRENT      DEFERRED      TOTAL
                                           ----------   ----------
----------
                                                      (In thousands)
1995.......................................$     845    $     (33)   $
812
1996.......................................     (592)         275
(317)
1997.......................................    2,389         (108)
2,281


     Deferred tax expense (benefit) relating to temporary differences includes the following components:

                                              1995         1996         1997
                                           ----------   ----------
----------
                                                      (In thousands)
Loss reserve discounts.....................$     174    $     450    $
(97)
Unearned premiums..........................     (250)        (292)
(58)
Deferred policy acquisition costs..........       20          158            1
Reserve for uncollectible accounts.........     (153)          45          188
Depreciation and lease expense.............       21         (134)
(164)
Other......................................      155           48           22
                                           ----------   ----------
----------
                                           $     (33)   $     275    $
(108)
                                           ==========   ==========
==========

     The tax effect of temporary differences between the consolidated financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:

                                                           1996         1997
                                                        ----------
----------
                                                             (In thousands)
Deferred tax assets:
   Loss reserve discounts...............................$   3,597    $   3,694
   Unearned premiums....................................    1,767        1,825
   Reserve for uncollectible accounts...................      227           39
   Unrealized loss on investments available for sale....      299            -
   Net operating loss carryforwards - State.............    1,361        1,559
   Other................................................      128          106
Valuation allowance.....................................   (1,361)
(1,559)
                                                        ----------
----------
Total deferred tax assets...............................    6,018        5,664
                                                        ----------
----------
Deferred tax liabilities:
   Deferred policy acquisition costs....................    1,180        1,181
   Depreciation and lease expense.......................      907          743
   Unrealized gain on investments available for sale....        -          166
                                                        ----------
----------
Total deferred tax liabilities..........................    2,087        2,090
                                                        ----------
----------
Net deferred tax asset..................................$   3,931    $   3,574
                                                        ==========
==========

     At December 31, 1997 Chandler USA had available for Oklahoma state tax purposes net operating loss carryforwards totaling approximately $26 million which expire in the years 2004 through 2013. A valuation allowance has been provided for the tax effect of the state net operating loss carryforwards since realization of such amounts is not assured.

NOTE 8. EMPLOYEE BENEFITS

     Chandler USA and subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Code. All full time employees who meet certain eligibility requirements may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, not to exceed $9,500 per year as indexed. During 1995, Chandler USA matched 50% of employee contributions up to a maximum employer contribution of $1,000 per year per employee. Beginning January 1, 1996, the Company matched 50% of the first
$2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining
employee contributions up to a maximum employer contribution of $3,475 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for
401(k) plan contributions was $402,000, $249,000 and $254,000 for 1995, 1996
and 1997, respectively.

                                                                      PAGE
F-17

NOTE 9. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates of fair values presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     A number of the Company's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums, licenses and excess of cost over net assets acquired) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. The Company has concluded that the carrying value of other assets and liabilities considered financial instruments such as cash, premiums receivable, policyholder deposits, accrued taxes and other payables, notes payable and premiums payable approximates their fair value as of December 31, 1996 and 1997. The estimated fair values of the Company's fixed-maturity and equity security investments are disclosed at
Note 2.

NOTE 10. LITIGATION

CENTRA LITIGATION -- GENERAL BACKGROUND

     CenTra is a Detroit-based holding company primarily engaged in the trucking industry. Beginning in 1987, NAICO insured CenTra's automobile liability, general liability and workers compensation risks through reinsurance arrangements involving DuraRock Underwriters, Ltd. ("DuraRock"), a Barbados company and an affiliate of CenTra, its predecessor Can-Am Underwriters, Ltd. ("Can-Am") and Chandler Barbados. In addition to the insurance arrangements, CenTra and its affiliates have been significant shareholders in the Company (holding approximately 22.7% of the Company's common stock at July 1, 1992). Three present or former executive officers of CenTra, Norman E. Harned, Ronald
W. Lech and M. J. Moroun, are directors of the Company.

     Beginning in 1992, the relationships between the Company and CenTra deteriorated largely due to differences about the CenTra insurance program, CenTra's failure to make timely premium payments and CenTra's role in an anticipated management-led tender offer. In an apparent attempt to block the tender offer and seize control of the Company, CenTra began, on July 1, 1992, a series of common stock purchases and offers to purchase that would, over the following two weeks, place almost one-half of the Company's common stock with CenTra and its affiliates. On July 1 and 2, 1992, CenTra made an offer to Chandler USA, an indirect subsidiary of the Company, to purchase 1,117,679 common shares. These common shares were either owned by Chandler USA (567,350 common shares) or pledged to a subsidiary and owned by Cactus Southwest Corp. (169,858 common shares) or the Universal Insurance Group (380,471 common shares). Chandler USA declined the offer. On July 2, 1992, NAICO and NAICO Indemnity canceled the CenTra insurance policies for non-payment of premiums effective September 5, 1992. On July 2, 1992, CenTra made an offer to Cactus Southwest Corp. to purchase 169,858 common shares owned by it but pledged to the Chandler USA subsidiary to collateralize certain receivables. On July 7, 1992, the Nebraska Department of Insurance (the "Department") ordered CenTra to cease and desist purchases of the Company's common shares. On July 9, 1992, M.J. Moroun withdrew CenTra's prior offer to Cactus Southwest Corp. and offered to purchase the same common shares himself. At the same time, he began purchasing common shares in the open market. On July 10, 1992, the Department ordered CenTra and its affiliates and Messrs. M.J. Moroun, Harned and Lech to cease and desist purchases of the Company's common shares. On the same date, M.J. Moroun made an offer to the Universal Insurance Group to purchase 380,471 common shares owned by it but pledged to the Chandler USA subsidiary, and M.J. Moroun made further open market purchases. On July 11, 1992, M.J. Moroun paid $100,000 to the Universal Insurance Group for an irrevocable proxy and contracted with it for the purchase of its pledged common shares. On July 12, 1992, M.J. Moroun contracted with Cactus Southwest Corp. for the purchase of its pledged common shares. On July 13, 1992, further open market purchases were made in the name of Can-Am, a not-yet-formed Bahamian affiliate of CenTra.
Also on July 13, 1992, the District Court for Lancaster County, Nebraska entered a temporary restraining order against CenTra, Messrs. M.J. Moroun, Harned and Lech, John and Jane Doe, XYZ Corporation, and their affiliates known and unknown, prohibiting further purchases. On July 14 and 17, 1992, the stock brokerage firm through which the open market purchases were made purportedly substituted Can-Am for M.J. Moroun as the purchaser on the July 9 and 10 sales confirmations. At some time after July 13, 1992, M.J. Moroun assigned his rights to purchase the pledged shares of the Universal Insurance Group and Cactus Southwest Corp. to Can-Am; neither CenTra nor Can-Am now claim ownership or any interest in the shares. During the second quarter of 1997, ownership of
380,471 shares was transferred to a Chandler subsidiary as payment for one of the agent's debts. In December 1997, 114,146 shares were transferred to a Chandler subsidiary and the balance of the pledged shares were transferred to unaffiliated persons and entities. These transactions had the effect of canceling the debts secured by the shares. The shares are held as a reduction of shareholders' equity.

                                                                      PAGE
F-18

     Through the above transactions, CenTra and its affiliates acquired, or contracted to acquire, an additional 26.5% of the Company's common stock, bringing their total claimed stock ownership to 49.2% in July 1992. The tender offer, which commenced on July 9, 1992 without knowledge of the open market purchases, was withdrawn on July 23, 1992. As these developments unfolded, CenTra or its affiliates or both initiated litigation in Oklahoma, Arkansas and
Michigan, and an administrative proceeding in Nebraska, the domicile of NAICO.

CENTRA LITIGATION -- OKLAHOMA

     BACKGROUND OF OKLAHOMA LAWSUIT.  On July 16, 1992, CenTra and Messrs.
M.J.
Moroun, Lech and Harned filed a lawsuit in the United States District Court for the Western District of Oklahoma against the Company, the other corporations participating in the tender offer, and various individuals including certain officers and employees of the Company and its subsidiaries and the remaining directors of the Company, except Mr. Paul Maestri. The lawsuit sought declaratory and injunctive relief to prevent the tender offer alleging breaches of fiduciary and other duties and violations of the federal securities laws. After the tender offer was withdrawn, the plaintiffs amended their complaint on
August 5, 1992, alleging breaches of fiduciary and other duties by commencing the tender offer and violations of federal securities laws in the tender offer and in certain transactions since 1988. The Company and the other defendants denied any breaches of duty or violations of law and the Company filed various counterclaims against CenTra and various affiliates alleging breaches of fiduciary duties and violations of federal securities laws in their attempts to seize control of the Company through the July 1992 stock purchases, and sought damages, costs and attorney fees. The Company also asserted a counterclaim against M.J. Moroun, individually, based upon his alleged violation of Section 16(b) of the Securities Exchange Act of 1934 regarding "short swing" profits.

     On January 6, 1993, the plaintiffs filed a second amended complaint (i) asserting violations of federal securities laws and a breach of contract claim in a 1988 stock purchase; (ii) asking the court to declare invalid and unenforceable a corporate resolution based on Article XI of the Company's Articles of Association (prohibiting certain business combinations) that prohibits Can-Am and its affiliates (including CenTra) from voting their shares of the Company's common stock; and (iii) asserting derivative claims for fiduciary misconduct, unjust enrichment, fraud and/or breach of contract in the tender offer, for management bonuses in 1988 and 1989, in the Company's purchase of three management-related agencies in 1988, and for assorted improper personal benefits. All of these derivative claims seek unspecified damages, restitution and/or injunctive relief on behalf of the Company, including punitive damages, attorneys' fees and costs. In 1994 the plaintiffs made a request to file a third amended complaint. The Court denied that request.

     A three member committee ("Special Committee"), who are on the board of directors of NAICO and are not named in the lawsuits, investigated the derivative claims. The Special Committee concluded the Company should take no action against the individual defendants regarding the claims relating to the tender offer, the management bonuses and the agency purchases. As to the allegedly improper personal benefits, the Special Committee found that some were ordinary and necessary business expenses while others were not. The Special Committee recommended that the recipients reimburse the Company or the affected subsidiaries for all improper personal benefits, the full value of which was $135,000. The respective Boards of Directors of the Company and the affected subsidiaries accepted the report and recommendations of the Special Committee and retained special legal counsel to implement the recommendations of the Special Committee. Messrs. M.J. Moroun, Lech and Harned dissented.

     On July 20, 1992, CenTra sued NAICO in the Circuit Court of Macomb
County,
Michigan alleging that NAICO and certain officers and directors wrongfully canceled insurance policies issued to CenTra. CenTra claimed that the cancellation was retaliation for CenTra's decision not to participate in the tender offer, requested that the policies be reinstated, and sought monetary damages for the wrongful cancellation. The case was removed to the U.S. District Court for the Eastern District of Michigan. NAICO replied that the cancellation was proper based on CenTra's continuing failure to pay premiums. After two extensions of the cancellation date, the policies were canceled effective on September 5, 1992 after CenTra acquired replacement insurance. On
August 26, 1992, CenTra deposited $700,000 with the court clerk under court order as security for premiums due under the NAICO policies. On October 13, 1992, the court granted defendants' motion to transfer the action to the U.S. District Court for the Western District of Oklahoma. On January 27, 1993, plaintiff filed an application in the Court of Appeals for the Sixth Circuit contending that the district court abused its discretion by transferring the case to Oklahoma. The application was denied. CenTra then filed a motion in the U.S. District Court in Oklahoma to transfer the case to Michigan. The U.S.
District Court in Oklahoma retained jurisdiction of the case. NAICO filed a claim seeking payment of the unpaid premiums and contended that the cancellations were proper and denied that CenTra suffered any damages as a result of the cancellations, or any action taken by NAICO associated with the cancellations.

     OKLAHOMA JUDGMENTS - APRIL 22, 1997, MARCH 10, 1998. On February 13, 1997, trial commenced in the United States District Court in Oklahoma City, Oklahoma (the "Oklahoma Federal Court") in the consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court entered judgment in favor of NAICO on CenTra's claims for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992. See CenTra Litigation - Other. The remaining issues were submitted to a jury.

                                                                      PAGE
F-19

     On April 9, 1997, the jury returned verdicts on all claims. On April 22, 1997, the Oklahoma Federal Court entered judgments on all verdicts returned. One judgment against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the
Company. Another judgment was against both the Company and its affiliate Chandler Barbados and in favor of CenTra and its affiliate Ammex, Inc. Based upon an alleged breach of a stock purchase agreement in 1988, CenTra and Ammex were awarded $6,882,500. Both judgments related to alleged failures by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. The jury also found in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of Nebraska insurance law, but awarded damages of $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

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

     Several post-trial motions were filed by all parties relating to the judgments and prejudgment interest. The Oklahoma Federal Court ordered that additional motions for costs and attorney fees be filed within 20 days following rulings on these motions. However, on October 11, 1997 CenTra filed motions for costs and attorneys fees totaling $4.7 million. The Company responded by contending that the motions were filed prematurely and are, in any event, without merit.

     As a result of the Oklahoma Federal Court judgments, the Company recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately $8.3 million ($8.5 million including provision for federal income tax). In addition, the Company recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission judgment as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers policy insurer for costs associated with the defense and litigation of these matters. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advancement of litigation expenses to certain defendants.

     On March 10, 1998, the Oklahoma Federal Court disposed of all post-trial motions filed by the parties. The parties had asked the Oklahoma Federal Court to vacate or modify judgments unfavorable to them and requested the Oklahoma Federal Court to award prejudgment interest. The Oklahoma Federal Court overruled all pending motions except a motion by the Company and Chandler Barbados to require CenTra and its affiliates to deliver 1,142,625 Shares of Chandler common stock they own or control upon payment of the $6,882,500 judgment which was entered in CenTra's favor in April 1997. The Company has recorded the return of 1,142,625 shares of the Company's stock in conjunction with the order as a decrease to shareholders' equity as of December 31, 1997, and reduced the previous first quarter of 1997 net charge for litigation matters by $6,882,500. The CenTra parties were directed to deliver the shares upon payment of the judgment. CenTra's pending motion for an award of costs and attorney fees was stricken and all parties were granted leave to file such motions within 20 days of March 10, 1998. On March 16, 1998 CenTra and its affiliates filed such motions seeking an award of costs and attorney fees totaling approximately $4.7 million. All parties may appeal any or all of the orders of the Oklahoma Federal Court. On March 23, 1998, CenTra and its affiliates filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court but have not yet stated specifically the claims or issues they or any of them will appeal.

                                                                      PAGE
F-20

     Because all shares of the Company's stock owned by CenTra and its affiliates are held by the U.S. District Court for the District of Nebraska ("Nebraska Court") it is unclear when or if CenTra and its affiliates will be able to comply with the Oklahoma Federal Court's order. The Company believes that it is not required to pay the judgments until CenTra and its affiliates can deliver the shares to the Company.

     The ultimate actual amounts resulting from potential motions for the award of costs and attorney fees plus matters related to potential appeals by the parties could result in amounts significantly different from the Company's estimates, and could have a material adverse effect on the Company and could negatively impact future earnings.

     On April 28, 1997, the Company's Board of Directors appointed a Committee of the Board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The Committee was delegated all authority of the Board on these issues. The members of the Committee are Messrs. Jacoby, Maestri and Davis, all of whom are non-parties to the CenTra litigation. The Committee has retained independent counsel. The individual members of the Committee review issues relating to litigation strategy, officer and director indemnification, and claims made under the Company's director and officer liability insurance policy on a regular basis in conjunction with a similar committee composed of Chandler USA directors. The Committee conducts its meetings outside the United
States, but participates in telephone briefings and discussions at least twice monthly.

     All implications of the Oklahoma Federal Court's ruling have not been fully evaluated by the Company. These issues are being studied by the Company's management and the Committee. In the event that the Company should decide to appeal, it may be required to post a supersedeas bond or bonds to suspend execution of any judgments against it. The Company believes that if it elects to pay the judgments, the shares owned by CenTra or its affiliates which are the subject of the judgment must be returned to the Company unless CenTra appeals and takes appropriate action to supercede the judgments, or the Nebraska Court does not release the shares.

     The Company's management believes that adequate financial resources are available to post a supersedeas bond or to pay the judgments. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payment of these judgments would reduce investment earnings or increase operating expenses in future periods.

     Chandler USA is the judgment creditor in connection with derivative claim judgments against certain Chandler officers and directors. Chandler USA's Special Litigation Committee is considering the course of action Chandler USA should take with regard to collection of those judgments.

CENTRA LITIGATION -- NEBRASKA

     ADMINISTRATIVE. NAICO, which is domiciled in Nebraska, is regulated by the Nebraska Department of Insurance (the "Department"). The Department requires a Form A application and prior approval by the Department from anyone seeking to acquire control, directly or indirectly, of an insurance company regulated by the Department. CenTra, Can-Am and their affiliates filed a Form A application with the Department to which the Company and certain of its affiliates objected. On October 28, 1992, the Department denied CenTra's Form A application. The Department found that (i) the financial condition of the CenTra Group might jeopardize the financial stability of NAICO or prejudice the interests of policyholders; (ii) the competence, experience and integrity of the CenTra Group is such that it would not be in the best interests of policyholders or NAICO or the public for the CenTra Group to control NAICO; and
(iii) the acquisition is likely to be hazardous or prejudicial to the public.

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

                                                                      PAGE
F-21

     NEBRASKA COURT ACTION. On October 6, 1995 Agnes Anne Moroun, sister of M.J. Moroun, purported to acquire 1,441,000 shares of the voting stock of the Company (the "Shares") from Can-Am Investments, Ltd., an affiliate of three of the Company's directors, M.J. Moroun, Norman E. Harned, and Ronald W. Lech.
In
response to that action, NAICO filed an action on October 11, 1995 in the District Court seeking an order sequestering the Shares based upon alleged violations of the Nebraska Holding Company Systems Act and orders of the Nebraska Department of Insurance. NAICO also sought a temporary order enjoining further transfers of the Shares and an order requiring the custodian of the Shares, Dean Witter, to deliver them to the court. Agnes Anne Moroun, M.J. Moroun, Norman E. Harned, and others removed the action to the Nebraska Court on October 17, 1995. The Nebraska Department of Insurance intervened on that same date requesting relief substantially similar to that requested by NAICO. The Honorable Warren K. Urbom conducted a hearing on October 18, 1995 and on October 30, 1995 granted the relief requested by NAICO. On October 31, 1995 the order was amended and was extended to 700 shares held by Can-Am Investments, Ltd. and was extended to include the CenTra Group's claim to rights to acquire stock. Dean Witter was directed to cause share certificates to be issued and delivered to the Clerk of the Nebraska Court. On November 8, 1995 the share certificates were issued listing Can-Am Investments, Ltd. as the shareholder of 1,441,700 shares pursuant to the order of the Nebraska Court. On November 2, 1995, Agnes Anne Moroun and the other defendants filed responsive pleadings and counterclaims against NAICO and the Director of Insurance of the State of Nebraska ("Insurance Director"). The counterclaims sought declaratory relief confirming the validity of the purported October 6, 1995 transfer of the Shares and that the Insurance Director and the courts of the State of Nebraska are without authority to sequester the Shares. The counterclaims also seek a judgment determining that NAICO's current management controls the Company without the approval of the Insurance Director and incidental relief. The Nebraska Court ruled in favor of NAICO on the counterclaims.

     On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,133,450 Chandler shares. All such shares are currently in the possession of the Nebraska Court pursuant to the 1995 and 1997 orders of the Nebraska Court (including the shares subject to the Oklahoma
Federal Court stock rescission judgments). CenTra's shares represent approximately 45.1% of the outstanding stock (including the shares subject to the Oklahoma Federal Court stock rescission judgments and the stock held by subsidiary). The Nebraska Court directed NAICO, the CenTra defendants and the Nebraska Insurance Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock". A hearing would then be scheduled to consider the proposals.

     CenTra has subsequently appealed the March 25, 1997 order of the Nebraska Court to the United States Court of Appeals for the Eighth Circuit where the appeal is now pending. Oral argument is currently scheduled for April 1998. CenTra's appeal of this order has resulted in a delay of the deadlines for submitting the proposals and no new submission date has been set at this time. On October 7, 1997 the Honorable Warren K. Urbom, U.S. District Judge for the Nebraska Court, ordered CenTra, M.J. Moroun and others to deliver into the registry of the Nebraska Court by November 6, 1997 all shares of Chandler stock owned or controlled by them or their affiliates not previously tendered, to await the outcome of the appeal of his divestiture order. CenTra requested a stay of that order. The stay was denied by Judge Urbom and CenTra was again ordered to deliver their shares to the Nebraska Court, this time by January 12,
1998. CenTra appealed that order to the U.S. Court of Appeals for the Eighth Circuit, which affirmed Judge Urbom's order. On February 9, 1998 CenTra deposited an additional 1,691,750 shares with the Nebraska Court. Because of the uncertainty of the outcome of CenTra's appeal of the Nebraska Court's orders, and until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

     The impact of the March 10, 1998 ruling of the Oklahoma Federal Court
(See
CenTra Litigation - Oklahoma) upon the divestiture order is currently unclear.

     On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 shares of Chandler stock held as security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries. CenTra did not appeal this order. During the second quarter of 1997, ownership of 380,471 shares was transferred to a Chandler subsidiary as payment for one of the agent's debts. In December 1997,
114,146 shares were transferred to a Chandler subsidiary and the balance of the pledged shares were transferred to unaffiliated persons and entities. These transactions had the effect of canceling the debts secured by the shares. The shares are held as a reduction of shareholders' equity.

                                                                      PAGE
F-22

CENTRA LITIGATION - OTHER

     On September 25, 1997, NAICO learned that several CenTra affiliates had filed two lawsuits in state court in Macomb County, Michigan against NAICO, NAICO Indemnity and certain NAICO officers asserting the same claims made and tried in the Oklahoma lawsuit described above (See CenTra Litigation - Oklahoma). Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries. The Oklahoma Federal Court entered a judgment against CenTra on these claims. The damages sought are unspecified but the claims are based upon NAICO's cancellation of CenTra's insurance in 1992. NAICO and NAICO Indemnity contend that the Oklahoma Federal Court's adjudication is conclusive as to all claims. The lawsuits were removed to the U.S. District Court for the Eastern District of Michigan, Southern Division ("Michigan Federal Court"). NAICO and NAICO Indemnity have filed dispositive motions which are currently under advisement. On February 28, 1998 the Michigan Federal Court ordered the lawsuits transferred to the Oklahoma Federal
Court.

     During the first quarter of 1997 the Company concluded an arbitration proceeding involving DuraRock and recorded approximately $315,000 in litigation and settlement expenses related to this matter. Since December 31, 1997, the Company has also resolved various issues resulting in settlement of litigation and arbitration proceedings among subsidiaries of the Company and CenTra affiliates, and has recorded litigation and settlement expenses of approximately $147,000 in 1997.

     In the CenTra litigation, certain officers of the Company and the Company's directors other than Messrs. M.J. Moroun, Harned, Lech and Maestri were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association.
The Company has paid expenses totaling approximately $2.1 million as of December 31, 1997. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. In addition, certain expenses may be recovered from the Company's directors and officers policy insurer. As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers policy insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Federal Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the Company's directors and officers policy insurer. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. Except for the recovery of a portion of the litigation costs from the Company's directors and officers policy insurer, no provision has been made in the accompanying consolidated financial statements related to the advancement of litigation expenses to certain defendants. The Committee was delegated the authority of the Board to deal with all issues arising from the Oklahoma litigation including the issue of officer and director indemnification.

     At the present time the Company is actively participating in court proceedings, possible discovery actions and rights of appeal concerning these various legal proceedings; therefore, the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations.

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 11. COMMITMENTS AND CONTINGENCIES

REINSURANCE

     In the ordinary course of business, NAICO and NAICO Indemnity cede insurance to other insurers and reinsurers under various reinsurance treaties that cover individual risks (facultative reinsurance) or entire classes of business (treaty reinsurance). Reinsurance provides greater diversification of business written and also reduces NAICO's and NAICO Indemnity's exposure arising from high limits of liability or from hazards of an unusual nature. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

     NAICO has structured separate reinsurance programs for surety bonds, property, workers compensation, casualty (including automobile liability and physical damage, general liability, umbrella liability, and related professional liability) and group accident and health. Chandler Barbados reinsures NAICO for a portion of the risk on the surety bonds, workers compensation and casualty reinsurance programs.

                                                                      PAGE
F-23

     Under the 1997 workers compensation reinsurance program, the combined net retention for NAICO and Chandler Barbados was $1,000,000 of loss per occurrence. Effective February 1, 1998, the combined net retention was reduced to $500,000 of loss per occurrence. The combined net retention under the 1997 casualty reinsurance program was $500,000 of loss per occurrence. Effective February 1, 1998, the combined net retention was reduced to $250,000 of loss per occurrence. The combined net retention under the surety bond reinsurance program is $500,000 per bond or per principal (e.g. contractor). NAICO retains
30% of the first $500,000 of risk for each loss per location under its property reinsurance program. Under the group accident and health program, NAICO retains the first $50,000 in excess of the self-insured retention for each insured person, each policy, and the first $100,000 (or the first $250,000 for cases exceeding 400 covered employees) of losses in excess of the self-insured aggregate retention.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

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

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums.
Commutation
of such reinsurance treaties will be determined in future periods based on timely review of all available data. In 1995, NAICO elected to commute the unpaid losses and loss adjustment expenses related to reinsurance contracts covering certain business written in 1993, 1994 and 1995 which resulted in an increase in net premiums earned of $2,285,000. Beginning in 1996, NAICO reviewed the historical results for reinsurance contracts with similar commutation provisions and began accruing for such commutations where a commutation election was considered likely, which resulted in an increase in net premiums earned of $730,000 and $1,648,000 in 1996 and 1997, respectively.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. NAICO charged $440,000, $2,078,000 and $527,000 to policy acquisition costs during 1995, 1996 and 1997, respectively, for estimated uncollectible reinsurance recoverables from certain unaffiliated reinsurers.

     The effect of reinsurance on premiums written and earned was as follows:

                       1995                  1996                  1997
               --------------------  --------------------
--------------------
                WRITTEN    EARNED     WRITTEN    EARNED     WRITTEN    EARNED
               ---------  ---------  ---------  ---------  ---------
---------
                                        (In thousands)
Direct.........$ 95,520   $ 92,021   $103,801   $ 98,550   $123,014   $116,101
Assumed........   3,248      2,614      4,142      4,664         74        608
Ceded.......... (14,128)   (13,548)   (14,228)   (13,928)   (26,222)
(22,030)
               ---------  ---------  ---------  ---------  ---------
---------
Net premiums...$ 84,640   $ 81,087   $ 93,715   $ 89,286   $ 96,866   $ 94,679
               =========  =========  =========  =========  =========
=========

     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $6.6 million, $4.2 million and $10.6 million for 1995, 1996 and 1997, respectively.

                                                                      PAGE
F-24

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts a substantial part of its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 1997 were $28.1 million. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit.
At December 31, 1997, the Company maintained custody of such letters of credit securing these and other transactions totaling approximately $9.2 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements.

     NAICO's largest unaffiliated independent insurance agent during 1995 was responsible for producing $11.0 million of NAICO's direct written and assumed premiums. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 1996 or 1997.

     NAICO's largest underwriting manager was responsible for underwriting $11.5 million, $11.9 million and $12.3 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program in 1995, 1996 and 1997, respectively. Premiums receivable and currently due from this underwriting manager were $596,000 and $612,000 at December 31, 1996 and 1997, respectively.

     Approximately $3.0 million, or 12.9% of the Company's reinsurance recoverables at December 31, 1997 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of
NAICO. The Company believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO and NAICO Indemnity's five largest reinsurers (excluding Chandler Barbados) by net reinsurance recoverables as of December 31, 1997.

                                          NET           A.M.
                                      REINSURANCE     BEST CO.
NAME OF REINSURER                   RECOVERABLE (1)    RATING
---------------------------------   ---------------   --------
                                      (Dollars in thousands)
Jefferson Insurance
    Company of New York..........   $      4,523         A
National Union Fire Insurance
    Company of Pittsburgh (2)....          3,930         A++
SCOR Reinsurance Company.........          3,831         A+
National American Insurance
    Company of California........          1,123         B++
Transamerica Occidental
    Life Insurance Company.......          1,122         A+
                                    ---------------
    Top five reinsurers..........   $     14,529
                                    ===============
    All reinsurers...............   $     23,607
                                    ===============
Percentage of total represented
    by top five reinsurers.......             61.5%
---------------------------------

(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and unearned premium reserves recoverable from reinsurers as of December 31, 1997.

(2) National Union Fire Insurance Company of Pittsburgh, Pennsylvania assumed the reinsurance obligations of DuraRock Underwriters, Ltd. effective
March
     31, 1993.

OTHER

     See Note 10 regarding contingencies relating to litigation matters.

     Chandler USA entered into employment contracts with three executive officers of the Company and an employee of one of the Company's subsidiaries during 1988. Each employment agreement has an initial term of 10 years, extended by one additional year for each year worked beyond the fifth year, with final termination at age 70. The aggregate annual commitment for base salaries under these agreements is approximately $974,000. Under certain limited circumstances, such officers could receive base salaries subsequent to an early termination of their employment subject to certain continued obligations to Chandler USA. Effective May 1, 1997 one of these executive officers, Benjamin T. Walkingstick, ceased to be employed by the Company, but continues to serve as a consultant. On September 18, 1997 he entered into a separate contract with L&W relating to insurance sales on a commission basis. Commissions paid under this agreement during 1997 totaled $10,832.

                                                                      PAGE
F-25

     Chandler USA entered into employment contracts with three employees of Network in October 1995. Two of the contracts have been terminated and one with an initial five year term remains in effect. The aggregate annual commitment for base salary under this agreement is approximately $42,000.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $1.4 million and $865,000 at December 31, 1996 and 1997, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $158,000 and $64,000 at December 31, 1996 and 1997, respectively.

     At December 31, 1997, the Company's subsidiaries were committed under noncancellable operating leases for certain equipment and office space.
Rental
payments under these leases were $1.0 million in 1995 and $1.1 million in both 1996 and 1997. Future minimum lease payments are as follows:


            (In thousands)
1998..............................$   414
1999..............................    151
2000..............................     71
2001..............................     56
2002..............................     28
                                  -------
                                  $   720
                                  =======

     The future minimum lease payments shown above exclude amounts for a previous equipment lease which was purchased and financed in February 1998. See Note 4 for additional information.

NOTE 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

OPERATING TRANSACTIONS
     The net effect of the Company's primary operating transactions with related parties follow:

                                                               DECEMBER 31,

--------------------
BALANCE SHEETS                                               1996        1997
---------------------------------------------------------- --------
--------
                                                              (In thousands)
Premiums receivable....................................... $   174     $   789
Unpaid losses and loss adjustment expenses,
     net of reinsurance recoverable.......................     252         112
Accrued taxes and other payables..........................   2,887
505
Premiums payable..........................................     383           -

     NAICO and NAICO Indemnity provided insurance coverage and risk management services for CenTra and certain of its affiliates (see Note 10). All such policies were canceled effective September 5, 1992 or expired as of September 30, 1992. As of December 31, 1997, the unpaid premiums and other amounts due from CenTra to the Company's subsidiaries were $788,625 as reflected by the April 22, 1997 jury verdicts. Liberty Bell Agency, Inc. ("Liberty Bell"), an affiliate of CenTra, has administered claims under the CenTra insurance program. NAICO and NAICO Indemnity reimburse Liberty Bell for their share of claim payments, but are not obligated for DuraRock's share. The Company intends to seek payment of all amounts due and believes a reserve for collection is not necessary at December 31, 1997. In addition, the Company's subsidiaries reflected a payable to certain affiliates of CenTra in the amount of $505,000 at December 31, 1997 in connection with the settlement of certain litigation and arbitration proceedings.

     DuraRock reinsured NAICO and NAICO Indemnity for substantially all CenTra risks underwritten by them. As a part of a settlement of certain related litigation, National Union agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Reinsurance recoverables from National Union totaled approximately $32.1 million, $7.4 million and $3.9 million as of December 31, 1995, 1996 and 1997, respectively. The reduction in reinsurance recoverables as well as to the corresponding liabilities for unpaid losses and loss adjustment expenses is based upon information provided by Liberty Bell and
National Union. Although NAICO's and NAICO Indemnity's risks are fully reinsured, they are ultimately liable as the policy-issuing company. If National Union does not meet its obligations, such failure could adversely affect NAICO and the Company (see Notes 10 and 11).

                                                                      PAGE
F-26
OTHER

     See Note 10 regarding advancement of litigation expenses to certain officers and directors of the Company in the CenTra litigation.

     See Note 11 regarding an insurance commission agreement in 1997.

     A former director and officer and a current shareholder is Chairman of a bank used by the Company's U.S. subsidiaries as their principal disbursement bank. The Company's U.S. subsidiaries collectively maintain an average daily balance of approximately $300,000. The balance maintained by each subsidiary is fully insured by the Federal Deposit Insurance Corporation. The Company's U.S. subsidiaries have also leased automobiles from this bank.

     One of the Company's U.S. subsidiaries leases and has made certain improvements to a rural property owned by certain directors and/or officers of
the Company.    Under the lease, no cash rental is paid, but the subsidiary drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of the Company's U.S. subsidiaries. The Company incurred approximately $108,000, $184,000 and $159,000 in expenses associated with this property during 1995, 1996 and 1997, respectively.

     The Company believes that all transactions, including loans with directors, officers, or shareholders of the Company, are and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

NOTE 13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's quarterly results of operations (unaudited) for 1996 and 1997 are as follows:

                                                                       BASIC
                                                                      EARNINGS
                                             TOTAL         NET       PER
COMMON
                                            REVENUES      INCOME       SHARE
                                           ----------   ----------
----------
                                                  (Dollars in thousands
                                                 except per share amounts)
1996
   First quarter...........................$  23,789    $     663    $    0.10
   Second quarter..........................   24,891          267         0.04
   Third quarter...........................   26,351          537         0.08
   Fourth quarter..........................   25,214         (495)
(0.07)

1997
   First quarter...........................$  26,308    $ (10,327)   $
(1.49)
   Second quarter..........................   28,151          538         0.08
   Third quarter...........................   24,831        1,041         0.16
   Fourth quarter..........................   25,934        7,683
1.17

     The second quarter of 1996 included nontaxable income of $343,000 for a settlement from a legal firm and a pretax charge for an arbitration award that was $1.1 million less than expected. The third quarter of 1996 included a credit to pretax income for the estimated recovery of certain litigation costs of $982,000 and a pretax charge of $1.0 million related to amounts recoverable from Midwest. The fourth quarter of 1996 included an additional pretax charge of $534,000 related to amounts recoverable from Midwest. Legal expenses related to the Midwest settlement and the CenTra litigation amounted to $875,000 in the fourth quarter of 1996.

     The first quarter of 1997 included a pretax charge of approximately $8.3 million ($8.5 million including provision for federal income tax) in connection with a jury verdict. In addition, the Company incurred litigation expenses of approximately $1.8 million in the first quarter of 1997 due primarily to the trial which began February 13, 1997. The Company also recorded approximately $315,000 in litigation expenses related to the conclusion of an arbitration proceeding in the first quarter of 1997.

     In the fourth quarter of 1997, the Company recorded the rescission of certain stock pursuant to an order issued on March 10, 1998 in the amount of $6,882,500. This amount was originally expensed as a part of the $8.3 million charge in the first quarter of 1997. Net litigation expenses were reduced by this amount in the fourth quarter of 1997 as a result of the order.

     Realized capital gains totaling approximately $728,000 before income taxes were recorded in the fourth quarter of 1997 as a result of NAICO shifting a portion of its fixed maturities portfolio from taxable to tax exempt bonds and NAICO's sale of Century Business Services, Inc. common stock.

                           *   *   *   *   *   *   *

                                                                      PAGE
F-27





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Chandler Insurance Company, Ltd.:

We have audited the accompanying consolidated balance sheets of Chandler Insurance Company, Ltd. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 (all expressed in United States dollars). Our audits also included the financial statement schedules listed in the Index at Item 14.
These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chandler Insurance Company, Ltd. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, various legal proceedings included, among others: (a) on March 10, 1998 a court entered orders relating to judgments against the Company, and certain officers and/or directors regarding various claims and violations of securities laws. The parties to the litigation may appeal any or all of the orders of the court, and file motions for costs and fees related to the litigation; and (b) a shareholder, who is also a director of the Company, and certain affiliates with ownership or control of Company common shares have been ordered by a regulatory authority and a court to divest of all such common shares. Appeals to the court by such shareholders are currently pending.


/s/ Deloitte & Touche

DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
March 23, 1998

                                                                      PAGE
F-28


                                                                     SCHEDULE
I


               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                         SUMMARY OF INVESTMENTS OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1997

                            (Dollars in thousands)


               AMOUNT AT

              WHICH SHOWN

                IN THE

   FAIR         BALANCE
TYPE OF INVESTMENT
COST        VALUE         SHEET
-----------------------------------------------------------------
----------   ----------   -----------

FIXED MATURITIES AVAILABLE FOR SALE:

U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $
41,208    $  41,390    $   41,390
Debt securities issued by foreign governments....................
1,516        1,503         1,503
Obligations of states and political subdivisions.................
20,365       20,524        20,524
Corporate obligations............................................
35,836       35,731        35,731
Public utilities.................................................
9,048        9,092         9,092
Mortgage-backed securities.......................................
3,449        3,478         3,478

----------   ----------   -----------
                                                                    $
111,422    $ 111,718    $  111,718

----------   ----------   -----------
FIXED MATURITIES HELD TO MATURITY:

U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $
1,222    $   1,330    $    1,222

----------   ----------   -----------

EQUITY SECURITIES AVAILABLE FOR SALE:

Corporate stock..................................................   $
-    $     124    $      124

----------   ----------   -----------


Total investments...................................................$
112,644    $ 113,172    $  113,064

==========   ==========   ===========


                                                                      PAGE
F-29

                                                                    SCHEDULE
II

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                                BALANCE SHEETS

                            (Dollars in thousands)

                                                              DECEMBER 31,

-----------------------
                                                           1996         1997
                                                        ----------
----------
ASSETS

Cash and cash equivalents...............................$      16    $      16
Investment in subsidiaries, net.........................   72,531       74,937
                                                        ----------
----------
Total assets............................................$  72,547    $  74,953
                                                        ==========
==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Litigation liabilities.............................$       -    $  16,618
                                                        ----------
----------
Total liabilities.......................................        -       16,618
                                                        ----------
----------
Shareholders' equity

     Common stock, $1.67 par value, 10,000,000
        shares authorized; 6,941,708 shares issued......   11,593       11,593
     Paid-in surplus....................................   34,942       34,942
     Capital redemption reserve.........................      947          947
     Retained earnings..................................   25,951       24,886
     Unrealized gain (loss) on investments
        held by subsidiaries and available
        for sale, net of tax............................     (886)         253
     Less:  Stock held by subsidiary, at cost
        (494,617 shares)................................        -
(2,487)
     Less:  Stock rescinded through litigation
        (1,660,125 shares)..............................        -
(11,799)
                                                        ----------
----------
Total shareholders' equity..............................   72,547       58,335
                                                        ----------
----------
Total liabilities and shareholders' equity..............$  72,547    $  74,953
                                                        ==========
==========

                                                                      PAGE
F-30

                                                                    SCHEDULE
II

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                           STATEMENTS OF OPERATIONS

                            (Dollars in thousands)

                                                  YEAR ENDED DECEMBER 31,

------------------------------------
                                              1995         1996         1997
                                           ----------   ----------
----------
Net investment income......................$       2    $       -    $       -
Litigation expenses, net...................        -            -        4,819
                                           ----------   ----------
----------
Income (loss) before equity in net
   income (loss) of subsidiaries...........        2            -
(4,819)
Equity in net income (loss)
   of subsidiaries.........................    3,776          972        3,754
                                           ----------   ----------
----------
Net income (loss)..........................$   3,778    $     972    $
(1,065)
                                           ==========   ==========
==========

                                                                      PAGE
F-31

                                                                    SCHEDULE
II

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                            STATEMENT OF CASH FLOWS

                            (Dollars in thousands)

                                                  YEAR ENDED DECEMBER 31,

------------------------------------
                                              1995         1996         1997
                                           ----------   ----------
----------
Operating activities:
   Net income (loss).......................$   3,778    $     972    $
(1,065)
   Adjustments to reconcile net income
      (loss) to cash provided
      by operations:
      Net income of subsidiaries not
         distributed to parent.............   (3,776)        (972)
(3,754)
      Net change in non-cash balances
         relating to operations:
         Litigation liabilities............        -            -        4,819
                                           ----------   ----------
----------
      Cash provided by operations..........        2            -            -
                                           ----------   ----------
----------
Change in cash and cash equivalents
   during the year.........................        2            -            -
Cash and cash equivalents at
   beginning of year.......................       14           16           16
                                           ----------   ----------
----------
Cash and cash equivalents at end of year...$      16    $      16    $      16
                                           ==========   ==========
==========

                                                                      PAGE
F-32

                                                                   SCHEDULE
III

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                            (Dollars in thousands)

                                                                      FUTURE
                                                                      POLICY

BENEFITS,                          OTHER
                                                    DEFERRED
LOSSES,                           POLICY
                                                     POLICY
CLAIMS                          CLAIMS AND
                                                  ACQUISITION        AND
LOSS         UNEARNED         BENEFITS         PREMIUM
                                                     COSTS
EXPENSES         PREMIUMS         PAYABLE          REVENUE
                                                  ------------
------------     ------------     ------------     ------------
Year ended December 31, 1995
     Property-casualty............................$      3,800     $
128,794     $     31,280     $      4,484     $     81,087
                                                  ============
============     ============     ============     ============

Year ended December 31, 1996
     Property-casualty............................$      4,993     $
79,639     $     36,009     $      4,016     $     89,286
                                                  ============
============     ============     ============     ============

Year ended December 31, 1997
     Property-casualty............................$      5,312     $
74,929     $     42,388     $      4,830     $     94,679
                                                  ============
============     ============     ============     ============

    AMORTIZATION                          NET

CLAIMS,       OF DEFERRED                         PREMIUMS
                                                      NET           LOSSES
AND         POLICY           OTHER           WRITTEN
                                                   INVESTMENT
SETTLEMENT      ACQUISITION       OPERATING           AND
                                                     INCOME
EXPENSES          COSTS           EXPENSES         ASSUMED
                                                  ------------
------------     ------------     ------------     ------------
Year ended December 31, 1995
     Property-casualty............................$      8,053     $
50,543     $     23,995     $     13,107     $     84,640
                                                  ============
============     ============     ============     ============

Year ended December 31, 1996
     Property-casualty............................$      7,339     $
53,391     $     32,123     $     14,076     $     93,715
                                                  ============
============     ============     ============     ============

Year ended December 31, 1997
     Property-casualty............................$      8,017     $
57,512     $     28,145     $     18,351     $     96,866
                                                  ============
============     ============     ============     ============

                                                                      PAGE
F-33



                                                                    SCHEDULE
IV
               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                                  REINSURANCE

                            (Dollars in thousands)

                                                 ASSUMED
PERCENTAGE
                                     CEDED TO     FROM                OF
AMOUNT
                            GROSS      OTHER      OTHER      NET       ASSUMED
                            AMOUNT   COMPANIES  COMPANIES   AMOUNT      TO NET
                          ---------  ---------  ---------  ---------
----------
Year ended
   December 31, 1995
   Property-casualty......$  95,520  $  14,128  $   3,248  $  84,640
3.84%
                          =========  =========  =========  =========
==========

Year ended
   December 31, 1996
   Property-casualty......$ 103,801  $  14,228  $   4,142  $  93,715
4.42%
                          =========  =========  =========  =========
==========

Year ended
   December 31, 1997
   Property-casualty......$ 123,014  $  26,222  $      74  $  96,866
0.08%
                          =========  =========  =========  =========
==========

                                                                      PAGE
F-34

                                                                     SCHEDULE
V

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                (In thousands)



                                BALANCE
                                  AT        PROVISION                  BALANCE
                               BEGINNING       FOR                      AT END
                               OF PERIOD  NON-COLLECTION  WRITE-OFFS  OF
PERIOD
                               ---------  --------------  ----------
----------
Allowance for non-collection
   of premiums receivable:

      1995.....................$     74   $         124   $     (21)  $
177
                               =========  ==============  ==========
==========

      1996.....................$    177   $       1,768   $  (1,768)  $
177
                               =========  ==============  ==========
==========

      1997.....................$    177   $          52   $    (114)  $
115
                               =========  ==============  ==========
==========

Allowance for non-collection
   of reinsurance recoverables
   on paid and unpaid losses:

      1995.....................$    272   $         440   $     (98)  $
614
                               =========  ==============  ==========
==========

      1996.....................$    614   $       2,078   $  (2,201)  $
491
                               =========  ==============  ==========
==========

      1997.....................$    491   $         527   $    (353)  $
665
                               =========  ==============  ==========
==========

                                                                      PAGE
F-35

                                                                    SCHEDULE
VI

               CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                           SUPPLEMENTAL INFORMATION

                (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                            (Dollars in thousands)


                                                      DISCOUNT       PAID
LOSSES
                                                      DEDUCTED        AND LOSS
                                                        FROM
ADJUSTMENT
                                                      RESERVES        EXPENSES
                                                     -----------
-----------
Year ended December 31, 1995
     Property-casualty...............................$         -     $
67,049
                                                     ===========
===========
Year ended December 31, 1996
     Property-casualty...............................$         -     $
70,349
                                                     ===========
===========
Year ended December 31, 1997
     Property-casualty...............................$         -     $
59,052
                                                     ===========
===========

                                                                      PAGE
F-36

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

                                                                      PAGE
F-37

                                                                   EXHIBIT
23.1







INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Post-Effective Amendment No. 3 to Form S-2 on Form S-8 Registration Statement No. 33-28436 of Chandler Insurance Company, Ltd. of our report dated March 23, 1998 (which expresses an unqualified opinion and includes an explanatory paragraph relating to litigation) appearing in the Annual Report on Form 10-K of Chandler Insurance Company, Ltd. for the year ended December 31, 1997.



/s/ Deloitte & Touche

DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
March 27, 1998