Form 10-Q
period 1998-03-31
CHANDLER INSURANCE CO LTD
filed 1998-05-07
CIK 792854

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                   FORM 10-Q


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---           SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

     The number of common shares, $1.67 par value, of the registrant outstanding on April 30, 1998 was 6,941,708, which includes 564,475 common shares (494,617 common shares as of March 31, 1998) owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court.

===============================================================================

                                                                        PAGE i

                       CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX
                                   ---------



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

Consolidated Statements of Operations for the three months
     ended March 31, 1998 and 1997............................................1

Consolidated Statements of Comprehensive Income for the three months ended March 31, 1998 and 1997.....................................2

Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997........3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 1998 and 1997............................................4

Notes to Interim Consolidated Financial Statements............................5

ITEM 2
------

Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................8


PART II - OTHER INFORMATION
---------------------------

Item 1    Legal Proceedings..................................................11

Item 2    Changes in Securities..............................................11

Item 3    Defaults Upon Senior Securities....................................11

Item 4    Submission of Matters to a Vote of Security Holders................11

Item 5    Other Information..................................................11

Item 6    Exhibits and Reports on Form 8-K...................................11

Signatures...................................................................12

                                                                        PAGE 1
                       CHANDLER INSURANCE COMPANY, LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                 (Amounts in thousands except per share data)

                                                        For the three months
                                                           ended March 31,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed................$  29,400      $  28,159
   Reinsurance premiums ceded.........................  (14,329)        (3,707)
                                                      ----------     ----------
      Net premiums written and assumed................   15,071         24,452
   Decrease (increase) in unearned premiums...........    1,068           (779)
                                                      ----------     ----------
      Net premiums earned.............................   16,139         23,673

Net investment income.................................    1,678          1,815
Commissions, fees and other income....................      733            820
                                                      ----------     ----------
      Total revenues..................................   18,550         26,308
                                                      ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses................    9,614         15,587
   Policy acquisition costs...........................    4,207          6,596
   General and administrative expenses................    3,377          3,529
   Interest expense...................................      134             86
   Litigation expenses, net...........................      156         10,360
                                                      ----------     ----------
      Total operating expenses........................   17,488         36,158
                                                      ----------     ----------
Income (loss) before income taxes.....................    1,062         (9,850)
Federal income tax provision of
   consolidated U.S. subsidiaries.....................      (88)          (477)
                                                      ----------     ----------
Net income (loss).....................................$     974      $ (10,327)
                                                      ==========     ==========
Basic and diluted earnings (loss) per common share....$    0.15      $   (1.49)

Weighted average common shares outstanding............    6,447          6,942

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 2
                       CHANDLER INSURANCE COMPANY, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                            (Amounts in thousands)

                                                        For the three months
                                                           ended March 31,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Net income (loss).....................................$     974      $ (10,327)
                                                      ----------     ----------
Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
         arising during period........................      128         (2,384)
      Less:  reclassification adjustment for gains
             included in net income (loss)............       (9)           (14)
                                                      ----------     ----------
Other comprehensive income (loss), before tax.........      119         (2,398)

Income tax (expense) benefit related to items
   of other comprehensive income......................      (34)           707
                                                      ----------     ----------
Other comprehensive income (loss), net of tax.........       85         (1,691)
                                                      ----------     ----------
Comprehensive income (loss)...........................$   1,059      $ (12,018)
                                                      ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 3
                       CHANDLER INSURANCE COMPANY, LTD.
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)


                                                     March 31,     December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Investments
   Fixed maturities available for sale,
      at fair value................................$   115,372     $   111,718
   Fixed maturities held to maturity, at
      amortized cost (fair value $1,244 and
      $1,330 in 1998 and 1997, respectively).......      1,137           1,222
   Equity securities available for sale,
      at fair value................................        124             124
                                                   ------------    ------------
      Total investments............................    116,633         113,064

Cash and cash equivalents..........................     16,103          11,999
Premiums receivable, less allowance
   for non-collection of $183 and $115
   at 1998 and 1997, respectively..................     29,860          28,079
Reinsurance recoverable on paid losses,
   less allowance for non-collection of
   $275 at 1998 and 1997...........................      1,670           3,069
Reinsurance recoverable on unpaid losses,
   less allowance for non-collection of $447
   and $390 at 1998 and 1997, respectively.........     14,881          10,876
Prepaid reinsurance premiums.......................     10,083           9,662
Deferred policy acquisition costs..................      5,591           5,312
Property and equipment, net........................      7,878           5,907
Other assets.......................................     12,661          12,893
Licenses, net......................................      4,306           4,344
Excess of cost over net assets acquired, net.......      5,090           5,252
Covenants not to compete, net......................        233             333
                                                   ------------    ------------
Total assets.......................................$   224,989     $   210,790
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses......$    74,472     $    74,929
   Unearned premiums...............................     41,741          42,388
   Policyholder deposits...........................      5,114           4,830
   Notes payable...................................     10,806           2,796
   Accrued taxes and other payables................      5,115           6,340
   Premiums payable................................     11,729           4,554
   Litigation liabilities..........................     16,618          16,618
                                                   ------------    ------------
Total liabilities..................................    165,595         152,455
                                                   ------------    ------------
Shareholders' equity
   Common stock, $1.67 par value,
      10,000,000 shares authorized,
      6,941,708 shares issued......................     11,593          11,593
   Paid-in surplus.................................     34,942          34,942
   Capital redemption reserve......................        947             947
   Retained earnings...............................     25,860          24,886
   Less:  Stock held by subsidiary,
      at cost (494,617 shares).....................     (2,487)         (2,487)
   Less:  Stock rescinded through
      litigation (1,660,125 shares)................    (11,799)        (11,799)
   Accumulated other comprehensive income:
      Unrealized gain on investments available
         for sale, net of tax......................        338             253
                                                   ------------    ------------
Total shareholders' equity.........................     59,394          58,335
                                                   ------------    ------------
Total liabilities and shareholders' equity.........$   224,989     $   210,790
                                                   ============    ============

See accompanying Notes to Interim Consolidated Financial Statements.

                       CHANDLER INSURANCE COMPANY, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                        For the three months
                                                           ended March 31,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
OPERATING ACTIVITIES:

Net income (loss).....................................$     974      $ (10,327)
   Add (deduct):
   Adjustments to reconcile net income (loss)
      to cash provided by operations:
      Net realized gains on sales of investments......       (9)           (14)
      Net gains on sales of equipment.................     (145)             -
      Amortization and depreciation...................      599            527
      Provision for non-collection of premiums........       67             30
      Provision for non-collection of
         reinsurance recoverables.....................      150            164
      Net change in non-cash balances relating
         to operations:
         Premiums receivable..........................   (1,848)           846
         Reinsurance recoverable on paid losses.......    1,059           (529)
         Reinsurance recoverable on unpaid losses.....   (3,815)           343
         Prepaid reinsurance premiums.................     (421)          (231)
         Deferred policy acquisition costs............     (279)          (162)
         Other assets.................................      199         (2,828)
         Unpaid losses and loss adjustment expenses...     (457)           107
         Unearned premiums............................     (647)         1,011
         Policyholder deposits........................      284            565
         Accrued taxes and other payables.............   (1,225)        (1,262)
         Premiums payable.............................    7,175          1,976
         Litigation liabilities.......................        -         11,701
                                                      ----------     ----------
      Cash provided by operations.....................    1,661          1,917
                                                      ----------     ----------
INVESTING ACTIVITIES:

   Fixed maturities available for sale
      Purchases.......................................  (17,597)        (4,801)
      Sales...........................................        -          1,452
      Maturities......................................   14,007          3,648
   Fixed maturities held to maturity
      Maturities......................................      100              -
   Cost of property and equipment purchased...........   (2,377)          (262)
   Proceeds from sale of property and equipment.......      300              -
                                                      ----------     ----------
      Cash provided by (applied to)
         investing activities.........................   (5,567)            37
                                                      ----------     ----------
FINANCING ACTIVITIES:

   Proceeds from notes payable........................    8,548              -
   Payments on notes payable..........................     (538)          (342)
                                                      ----------     ----------
      Cash provided by (applied to)
         financing activities.........................    8,010           (342)
                                                      ----------     ----------
Increase in cash and cash equivalents
   during the period..................................    4,104          1,612
Cash and cash equivalents at beginning of period......   11,999          7,889
                                                      ----------     ----------
Cash and cash equivalents at end of period............$  16,103      $   9,501
                                                      ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                       CHANDLER INSURANCE COMPANY, LTD.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler Insurance Company, Ltd. ("Chandler" or the "Company") and subsidiaries including:

     - Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"),wholly owned subsidiaries of the Company.

     - Chandler (U.S.A.), Inc. ("Chandler USA"), a wholly owned subsidiary of Chandler Barbados.

     - National American Insurance Company ("NAICO"), LaGere & Walkingstick Insurance Agency, Inc. and Network Administrators, Inc., wholly owned subsidiaries of Chandler USA.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - LITIGATION

     In the Company's Annual Report on Form 10-K for the year ended December 31, 1997, recent developments updating the CenTra, Inc. ("CenTra") litigation were described. The following supplements that description.

CENTRA LITIGATION - OKLAHOMA

     The Company has previously reported concerning the background and status of litigation involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") in the United States District Court for the Western District of Oklahoma ("Oklahoma Federal Court").

     As previously reported, the trial of that litigation concluded on April 22, 1997, when the Oklahoma Federal Court entered judgments on various jury verdicts. One judgment against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for payment of $5,099,133 from the Company. Another judgment was against both the Company and its affiliate, Chandler Barbados, and in favor of CenTra and its affiliate, Ammex, Inc. CenTra and Ammex were awarded $6,882,500 in connection with a 1988 Stock Purchase Agreement. Both judgments related to an alleged failure by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Insurance Department under certain circumstances. Judgment was also entered in favor of CenTra and against certain officers and/or directors of the Company on securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of Nebraska insurance law, but the judgments were $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. The Oklahoma Federal Court's judgment also upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock.

     On March 10, 1998 the Oklahoma Federal Court modified the earlier judgment for $6,882,500 to require the CenTra Group to deliver 1,142,625 shares of Chandler common stock they own or control upon payment of the judgment by the Company and Chandler Barbados. On that same date, the Oklahoma Federal Court also entered an order denying the CenTra Group's request for prejudgment interest on the judgments entered in favor of the CenTra Group. The Company recorded the Oklahoma Federal Court's judgment requiring the return of the 1,142,625 shares of the Company's stock as a decrease to shareholder's equity as of December 31, 1997, and reduced the previous first quarter of 1997 net charge for litigation matters by $6,882,500, during the fourth quarter of 1997.

     On March 16, 1998 the CenTra Group filed motions for an award of costs and attorney fees totaling approximately $4.7 million. On April 21, 1998, the Oklahoma Federal Court denied the CenTra Group's request. On March 23, 1998 the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court. From papers filed with both the Oklahoma Federal Court and the United States Court of Appeals for the 10th Circuit it appears that the CenTra Group's appeals will be based upon the Oklahoma Federal Court's failure to award prejudgment interest, the Oklahoma Federal Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Federal Court's modification of the judgment for $6,882,500 to require CenTra to return shares of the Company's stock upon payment of the judgment, and the Oklahoma Federal Court's entry of judgment in favor of NAICO and certain officers and directors on CenTra's claim based upon cancellation of its insurance policies by NAICO in 1992. There may be other issues on appeal which are not readily apparent to the Company at this time. The Company has elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered as described above have all perfected appeals.

     The judgments on the derivative claims described above were all entered in favor of Chandler USA. Chandler USA is, therefore, the judgment creditor in connection with those derivative claim judgments. Chandler USA appointed a Special Litigation Committee on April 25, 1997. That Special Litigation Committee meets on a regular basis and has been delegated the authority of the Chandler USA Board of Directors regarding all issues related to the CenTra litigation in the Oklahoma Federal Court, including the derivative claim judgments.

     On April 28, 1997 the Company's Board of Directors appointed a Committee of the Board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The Committee was delegated all authority of the Board on these issues. The members of the Committee are Messrs. Jacoby, Maestri and Davis, all of whom are non-parties to the CenTra litigation. That Committee has retained independent counsel. The individual members of the Committee review issues relating to litigation strategy, officer and director indemnification, and claims made under the Company's director and officer liability insurance policy on a regular basis in conjunction with a similar committee composed of Chandler USA directors. The Committee conducts its meetings outside the United States, but participates in telephone briefings and discussions at least twice monthly.

     Because all shares of the Company's stock owned by the CenTra Group are held by the U.S. District Court for the District of Nebraska ("Nebraska Federal Court"), it is unclear when or if the CenTra Group will be able to comply with the Oklahoma Federal Court's order. The Company believes that it is not required to pay the judgments until the CenTra Group can deliver the shares to the Company. The Company has requested the Nebraska Federal Court to release all shares it holds which are affected by the judgments of the Oklahoma Federal Court. See CenTra Litigation - Nebraska.

     The ultimate outcome of the appeals of the various parties as described above could have a material adverse effect on the Company and could negatively impact future earnings. The Company's management believes that adequate financial resources are available to pay the judgments as they currently exist or as they may be modified on appeal. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payments of these judgments would reduce investment earnings or increase operating expenses in future periods.

CENTRA LITIGATION - NEBRASKA

     The Company has previously reported regarding administrative proceedings and decisions and court actions and decisions involving the Company and the CenTra Group in the State of Nebraska. (See Annual Report on Form 10-K for the fiscal year ended December 31, 1997.) The Nebraska Federal Court ordered CenTra, M.J. Moroun, and others to deliver into the registry of the Nebraska Federal Court all shares of Chandler stock owned or controlled by them or their affiliates and not previously delivered to the Court to await the outcome of the CenTra Group's appeal of a divestiture order entered by the Nebraska Federal Court on March 25, 1997. On February 9, 1998, CenTra deposited an additional 1,691,750 shares of the Company's stock making the total number of shares on deposit with the Nebraska Federal Court 3,133,450 shares. In his March 25, 1997 order, the Honorable Warren K. Urbom, U.S. District Judge for the Nebraska Federal Court, ordered the parties to submit divestiture plans. The appeal of that order by CenTra has resulted in a delay of the deadlines for submitting the proposals and no new submission date has been set at this time. Oral argument on CenTra's appeal in the U.S. Court of Appeals for the 8th Circuit occurred on April 13, 1998. The Company cannot accurately predict either the outcome of the appeal or the date upon which an order regarding the appeal will be entered.

     On March 27, 1998 NAICO notified the Nebraska Federal Court of the Oklahoma Federal Court's March 10, 1998 order regarding CenTra's return of the 1,660,125 shares which were the subject of the two money judgments (see CenTra Litigation - Oklahoma) and requested the Nebraska Federal Court to release those shares to the Company and Chandler Barbados upon their tender of amounts sufficient to satisfy the two judgments. The Company and Chandler Barbados then requested the Oklahoma Federal Court to stay execution upon the two judgments until such time as the Nebraska Federal Court rules on NAICO's request to release the shares. On April 23, 1998, the Oklahoma Federal Court granted the stay motion pending the Nebraska Federal Court's ruling on the request for release of the shares. If the Company and Chandler Barbados obtain the rulings they have requested, the Company and Chandler Barbados will pay approximately $12 million to satisfy the judgments and will receive the 1,660,125 shares of the Company's stock held by the Nebraska Federal Court. The Company and its subsidiaries are considering various options regarding ultimate disposition of any shares returned to the Company as a result of either the judgments of the Oklahoma Federal Court or any divestiture plan implemented by the Nebraska Federal Court.

CENTRA LITIGATION - OTHER

     The Company has previously reported regarding two separate lawsuits filed against NAICO, NAICO Indemnity and certain NAICO officers during 1997 in State Court in Macomb County, Michigan. As stated in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 NAICO, NAICO Indemnity and the other defendants contend that the claims which are the basis of these suits are the same claims which were prosecuted and concluded in NAICO's and NAICO Indemnity's favor by the Oklahoma Federal Court in April, 1997. On February 28, 1998, a Michigan Federal Court ordered the lawsuits transferred to the Oklahoma Federal Court. They have now been consolidated and have been assigned to the Honorable Vicki Miles-LaGrange, the same judge who presided over the action concluded in April 1997 (see CenTra Litigation - Oklahoma). Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Federal Court.

     At the present time, the Company is actively participating in court proceedings, possible discovery actions and rights of appeal concerning these various legal proceedings; therefore the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations.

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company adopted SFAS No. 130 on January 1, 1998 as required. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

     Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on January 1, 1998 as required.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency;
(v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; and (vii) other factors including the ongoing litigation matters involving a significant concentration of ownership of common stock.

RESULTS OF OPERATIONS

PURCHASE OF ADDITIONAL REINSURANCE

     During the first quarter of 1998, National American Insurance Company ("NAICO") purchased additional reinsurance under its workers compensation and casualty reinsurance programs that substantially reduced the combined net retentions in these lines of business. The purchase of the additional reinsurance coverages in 1998 substantially reduce the risk of loss for NAICO's workers compensation and casualty insurance lines of business, but result in significantly lower net premiums earned, loss and loss adjustment expenses and policy acquisition costs.

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to unaffiliated reinsurers) and a net basis for the three month periods ended March 31, 1998 and 1997:

                             Gross premiums earned        Net premiums earned
                             ----------------------     -----------------------
                                1998        1997           1998         1997
                             ----------  ----------     ----------   ----------
                                               (In thousands)
Standard property-casualty...$  17,177   $  13,409      $   9,325    $  11,816
Political subdivisions.......    5,810       5,065          3,080        3,535
Surety bonds.................    2,674       3,003          2,144        2,913
Nonstandard private-
   passenger automobile......    2,586       3,924            286        3,924
Other........................    1,801       1,748          1,304        1,485
                             ----------  ----------     ----------   ----------
TOTAL........................$  30,048   $  27,149      $  16,139    $  23,673
                             ==========  ==========     ==========   ==========


     Gross premiums earned, before reductions for premiums ceded to unaffiliated reinsurers, increased $2.9 million or 11% in the quarter ended March 31, 1998 compared to the prior year. Net premiums earned decreased $7.5 million or 32% in the 1998 quarter compared to the prior year. The reduction in net premiums earned was due to the purchase of additional reinsurance for NAICO's workers compensation and casualty insurance programs described above, and to a reinsurance arrangement for a large portion of NAICO's nonstandard private-passenger automobile program which was effective July 1, 1997.

     Gross premiums earned in the standard property-casualty program increased $3.8 million or 28% in the current quarter versus the prior year. This increase is primarily attributable to increased marketing activity in Oklahoma and contiguous states, principally Texas. Net premiums earned decreased $2.5 million or 21% in the current quarter versus the prior year due to the purchase of additional reinsurance described above.

     Gross premiums earned in the political subdivisions program increased $745,000 or 15% in the current quarter versus the prior year due primarily to expansion of the school districts program in Texas and increased production in Oklahoma. Net premiums earned decreased $455,000 or 13% due to the purchase of additional reinsurance described above.

     Net premiums earned in the surety bond program decreased $769,000 or 26% in the current quarter versus the prior year. Net premiums earned from surety bonds produced by Midwest Indemnity Corp. ("Midwest") during the runoff portion of that program decreased by $594,000 or 173% in the current quarter versus the prior year. NAICO and Midwest agreed to terminate the underwriting and production contract effective December 31, 1995. Net premiums earned from surety bonds produced by LaGere & Walkingstick Insurance Agency, Inc. ("L&W") decreased to $1.7 million in the current quarter from $2.0 million in the 1997 quarter. Increased competition and higher reinsurance costs contributed to the decline in the 1998 quarter.

     During 1997, NAICO discontinued the Oklahoma and Arizona portions of the nonstandard private-passenger automobile program. During the second quarter of 1997, management reviewed the underwriting performance of the California portion of the program and concluded that it would be in the Company's best interest to substantially reduce its underwriting risk. Effective July 1, 1997, NAICO entered into a 100% quota share reinsurance agreement to fully reinsure the risk.

     During 1996, NAICO began writing excess accident and health coverage for small to medium sized employers generally in Oklahoma and Texas. Net premiums earned in this program (included in Other in the table above) were $1.0 million in the 1998 quarter versus $308,000 in the first quarter of 1997.

COMMISSIONS, FEES AND OTHER INCOME

     L&W's brokerage commissions and fees before intercompany eliminations were $1.9 million in the quarter ended March 31, 1998 compared to $2.0 million in the 1997 quarter. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     Commissions and fees generated by Network Administrators, Inc. ("Network") were $156,000 in the 1997 quarter. Network no longer functions as a third-party administrator and did not generate any income in the 1998 period.

     Chandler (U.S.A.), Inc. ("Chandler USA") disposed of certain equipment in the first quarter of 1998 that resulted in a gain of $145,000 before provision for federal income tax.

NET INVESTMENT INCOME

     Net investment income in the first quarter of 1998 was $1.7 million versus $1.8 million in the 1997 quarter. During the fourth quarter of 1997, NAICO shifted a portion of its fixed maturities portfolio from taxable to tax exempt bonds resulting in income from tax exempt securities of $262,000 (of which $223,000 is exempt from federal income tax) in the first quarter of 1998.
NAICO had no tax exempt income in the first quarter of 1997.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned was 59.6% for the quarter ended March 31, 1998 versus 65.8% for the 1997 quarter. The purchase of additional reinsurance accounted for substantially all of the 38% decrease in loss and loss adjustment expenses in the current quarter versus a year ago.

POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies, and premium-related assessments, and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses.

     The following table sets forth the Company's policy acquisition costs for each of the three-month periods ended March 31, 1998 and 1997:

                                                        For the three months
                                                           ended March 31,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
                                                            (In thousands)
Commissions expense...................................$   3,580      $   3,688
Other premium related assessments.....................      506            294
Premium taxes.........................................      827            689
Excise taxes..........................................       65             34
Dividends to policyholders............................       75             50
Other expense.........................................       68             75
                                                      ----------     ----------
Total direct expenses.................................    5,121          4,830

Indirect underwriting expenses........................    2,989          2,913
Commissions received from reinsurers..................   (3,624)          (985)
Adjustment for deferred acquisition costs.............     (279)          (162)
                                                      ----------     ----------
Net policy acquisition costs..........................$   4,207      $   6,596
                                                      ==========     ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 27.6% in the first quarter of 1998 compared to 27.5% in the first quarter of 1997. For these periods, the average commission rates were 12.2% and 13.1%.

     Indirect expenses were 10.2% and 10.3% of total direct written and assumed premiums in the first quarter of 1998 and 1997, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume. Commissions received from reinsurers increased $2.6 million or 268% in the first quarter of 1998 to $3.6 million due to the purchase of additional reinsurance discussed previously which increased premiums ceded to reinsurers by 287% in the 1998 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.0% and 12.6% of gross premiums earned and commissions, fees and other income for the quarters ended March 31, 1998 and 1997, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $1.7 million of cash in operations in the first quarter of 1998 compared to $1.9 million in the 1997 quarter. During 1996, Chandler USA borrowed $4.5 million from a bank on a three year note payable. During the fourth quarter of 1997, the related loan agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over Wall Street Journal Prime, which was 8.5% at March 31, 1998. During March 1998, Chandler USA borrowed an additional $6.2 million on the note and the proceeds were used to repay intercompany advances from Chandler Barbados. The outstanding balance of the note was $8.5 million at March 31, 1998. The funds received by Chandler Barbados may be used to discharge litigation judgments. The bank note is collateralized by shares of NAICO stock owned by Chandler USA.

     In February 1998, Chandler USA entered into a five year loan agreement with a bank having a principal amount of $2.3 million and an interest rate of 7.75%. Monthly payments are $46,482 including principal and interest. The loan is collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA.

     In April 1998, a subsidiary of the Company acquired 69,858 shares of the Company's common stock from an agent for approximately $524,000. These shares had previously been pledged to NAICO to secure certain obligations resulting from insurance business produced by another agent.

LITIGATION AND LITIGATION EXPENSES

     See Note 2 - Litigation in Notes to Interim Consolidated Financial Statements for information concerning various litigation matters.

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



PART II.                       OTHER INFORMATION
                              -------------------

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

                                  SIGNATURES
                                 ------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 7, 1998                   CHANDLER INSURANCE COMPANY, LTD.


                                     By: /s/ W. Brent LaGere
                                        --------------------------------------
                                        W. Brent LaGere
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                     By: /s/ Mark T. Paden
                                        --------------------------------------
                                        Mark T. Paden
                                        Vice President - Finance, Chief
                                        Financial Officer, Treasurer and
                                        Director (Principal Accounting and
                                        Financial Officer)