Form 10-Q
period 1998-06-30
CHANDLER INSURANCE CO LTD
filed 1998-08-07
CIK 792854

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

                 For the Quarterly Period Ended June 30, 1998

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

    The number of common shares, $1.67 par value, of the registrant outstanding on July 31, 1998 was 6,941,708, which includes 564,475 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court.

===============================================================================

                                                                        PAGE i

                       CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX
                                   ---------



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

Consolidated Statements of Operations for the three months
     ended June 30, 1998 and 1997.............................................1

Consolidated Statements of Operations for the six months
     ended June 30, 1998 and 1997.............................................2

Consolidated Statements of Comprehensive Income for the three months ended June 30, 1998 and 1997......................................3

Consolidated Statements of Comprehensive Income for the six
     months ended June 30, 1998 and 1997......................................4

Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.........5

Consolidated Statements of Cash Flows for the six months
     ended June 30, 1998 and 1997.............................................6

Notes to Interim Consolidated Financial Statements............................7

ITEM 2
------

Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................11


PART II - OTHER INFORMATION
---------------------------

Item 1    Legal Proceedings..................................................16

Item 2    Changes in Securities..............................................16

Item 3    Defaults Upon Senior Securities....................................16

Item 4    Submission of Matters to a Vote of Security Holders................16

Item 5    Other Information..................................................16

Item 6    Exhibits and Reports on Form 8-K...................................16

Signatures...................................................................17

                                                                        PAGE 1
                       CHANDLER INSURANCE COMPANY, LTD.
                    Consolidated Statements of Operations
                                 (Unaudited)
                 (Amounts in thousands except per share data)

                                                        For the three months
                                                           ended June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed................$  30,061      $  28,756
   Reinsurance premiums ceded.........................  (12,478)        (4,005)
                                                      ----------     ----------
      Net premiums written and assumed................   17,583         24,751
   Decrease (increase) in unearned premiums...........     (108)           972
                                                      ----------     ----------
      Net premiums earned.............................   17,475         25,723

Net investment income.................................    2,012          1,808
Commissions, fees and other income....................      366            620
                                                      ----------     ----------
      Total premiums and other revenues...............   19,853         28,151
                                                      ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses................   14,103         15,549
   Policy acquisition costs...........................    4,843          7,639
   General and administrative expenses................    3,209          3,267
   Interest expense...................................      267             92
   Litigation expenses, net...........................   (3,512)           562
                                                      ----------     ----------
      Total operating costs and expenses..............   18,910         27,109
                                                      ----------     ----------
Income before income taxes............................      943          1,042
Federal income tax benefit (provision) of
   consolidated U.S. subsidiaries.....................       88           (504)
                                                      ----------     ----------

Net income ...........................................$   1,031      $     538
                                                      ==========     ==========
Basic and diluted earnings per common share...........$    0.16      $    0.08

Basic weighted average common shares outstanding......    6,423          6,708
Diluted weighted average common shares outstanding....    6,437          6,708

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 2
                       CHANDLER INSURANCE COMPANY, LTD.
                    Consolidated Statements of Operations
                                 (Unaudited)
                 (Amounts in thousands except per share data)

                                                         For the six months
                                                           ended June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Premiums and other revenues
   Direct premiums written and assumed................$  59,461      $  56,915
   Reinsurance premiums ceded.........................  (26,807)        (7,712)
                                                      ----------     ----------
      Net premiums written and assumed................   32,654         49,203
   Decrease in unearned premiums......................      960            193
                                                      ----------     ----------
      Net premiums earned.............................   33,614         49,396

Net investment income.................................    3,690          3,623
Commissions, fees and other income....................    1,099          1,440
                                                      ----------     ----------
      Total premiums and other revenues...............   38,403         54,459
                                                      ----------     ----------
Operating costs and expenses
   Losses and loss adjustment expenses................   23,717         31,136
   Policy acquisition costs...........................    9,050         14,235
   General and administrative expenses................    6,586          6,796
   Interest expense...................................      401            178
   Litigation expenses, net...........................   (3,356)        10,922
                                                      ----------     ----------
      Total operating costs and expenses..............   36,398         63,267
                                                      ----------     ----------
Income (loss) before income taxes.....................    2,005         (8,808)
Federal income tax provision of
   consolidated U.S. subsidiaries.....................        -           (981)
                                                      ----------     ----------

Net income (loss).....................................$   2,005      $  (9,789)
                                                      ==========     ==========
Basic and diluted earnings (loss) per common share....$    0.31      $   (1.43)

Basic weighted average common shares outstanding......    6,441          6,824
Diluted weighted average common shares outstanding....    6,450          6,824

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 3
                       CHANDLER INSURANCE COMPANY, LTD.
                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                            (Amounts in thousands)

                                                        For the three months
                                                           ended June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Net income ...........................................$   1,031      $     538
                                                      ----------     ----------
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period..      375          1,978
      Less:  Reclassification adjustment for gains
             included in net income ..................     (268)           (18)
                                                      ----------     ----------
Other comprehensive income, before tax................      107          1,960

Income tax expense related to items
   of other comprehensive income......................      (10)          (583)
                                                      ----------     ----------
Other comprehensive income, net of tax................       97          1,377
                                                      ----------     ----------
Comprehensive income .................................$   1,128      $   1,915
                                                      ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 4
                       CHANDLER INSURANCE COMPANY, LTD.
                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                            (Amounts in thousands)

                                                         For the six months
                                                           ended June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Net income (loss).....................................$   2,005      $  (9,789)
                                                      ----------     ----------
Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
         arising during period........................      504           (406)
      Less:  Reclassification adjustment for gains
             included in net income (loss)............     (277)           (32)
                                                      ----------     ----------
Other comprehensive income (loss), before tax.........      227           (438)

Income tax (expense) benefit related to items
   of other comprehensive income......................      (45)           124
                                                      ----------     ----------
Other comprehensive income (loss), net of tax.........      182           (314)
                                                      ----------     ----------
Comprehensive income (loss)...........................$   2,187      $ (10,103)
                                                      ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 5
                       CHANDLER INSURANCE COMPANY, LTD.
                         Consolidated Balance Sheets
                                  (Unaudited)
                 (Amounts in thousands except per share amounts)


                                                     June 30,     December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Investments
   Fixed maturities available for sale,
      at fair value................................$   102,728     $   111,718
   Fixed maturities held to maturity, at
      amortized cost (fair value $1,266 and
      $1,330 in 1998 and 1997, respectively).......      1,152           1,222
   Equity securities available for sale,
      at fair value................................        191             124
                                                   ------------    ------------
      Total investments............................    104,071         113,064

Cash and cash equivalents..........................     21,480          11,999
Premiums receivable, less allowance
   for non-collection of $170 and $115
   at 1998 and 1997, respectively..................     26,852          28,079
Reinsurance recoverable on paid losses,
   less allowance for non-collection of
   $275 at 1998 and 1997...........................      1,411           3,069
Reinsurance recoverable on unpaid losses,
   less allowance for non-collection of $420
   and $390 at 1998 and 1997, respectively.........     21,192          10,876
Prepaid reinsurance premiums.......................      8,878           9,662
Deferred policy acquisition costs..................      5,809           5,312
Property and equipment, net........................      7,880           5,907
Other assets.......................................     11,953          12,893
Licenses, net......................................      4,269           4,344
Excess of cost over net assets acquired, net.......      4,928           5,252
Covenants not to compete, net......................        133             333
                                                   ------------    ------------
Total assets.......................................$   218,856     $   210,790
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses......$    79,859     $    74,929
   Unearned premiums...............................     40,645          42,388
   Policyholder deposits...........................      4,957           4,830
   Notes payable...................................     10,378           2,796
   Accrued taxes and other payables................      5,766           6,340
   Premiums payable................................      4,134           4,554
   Litigation liabilities..........................     12,847          16,618
                                                   ------------    ------------
Total liabilities..................................    158,586         152,455
                                                   ------------    ------------
Shareholders' equity
   Common stock, $1.67 par value,
      10,000,000 shares authorized,
      6,941,708 shares issued......................     11,593          11,593
   Paid-in surplus.................................     34,964          34,942
   Common stock to be issued (40,000 shares).......        250               -
   Capital redemption reserve......................        947             947
   Retained earnings...............................     26,891          24,886
   Less:  Stock held by subsidiary,
      at cost (564,475 and 494,617 shares
      in 1998 and 1997, respectively)..............     (3,011)         (2,487)
   Less:  Stock rescinded through
      litigation (1,660,125 shares)................    (11,799)        (11,799)
   Accumulated other comprehensive income:
      Unrealized gain on investments available
         for sale, net of tax......................        435             253
                                                   ------------    ------------
Total shareholders' equity.........................     60,270          58,335
                                                   ------------    ------------
Total liabilities and shareholders' equity.........$   218,856     $   210,790
                                                   ============    ============

See accompanying Notes to Interim Consolidated Financial Statements.

                       CHANDLER INSURANCE COMPANY, LTD.
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                        For the six months
                                                          ended June 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
OPERATING ACTIVITIES:

Net income (loss)..................................$     2,005     $    (9,789)
   Add (deduct):
   Adjustments to reconcile net income (loss)
      to cash applied to operations:
      Net realized gains on sales of investments...       (277)            (32)
      Net (gains) losses on sales of equipment.....       (145)              9
      Amortization and depreciation................      1,217           1,068
      Provision for non-collection of premiums.....         60              60
      Provision for non-collection of
         reinsurance recoverables..................        201             300
      Earned compensation - outside director stock
         option and stock grant plan...............        272               -
      Net change in non-cash balances relating
         to operations:
         Premiums receivable.......................      1,167            (108)
         Reinsurance recoverable on paid losses....      1,224            (101)
         Reinsurance recoverable on unpaid losses..    (10,083)          1,283
         Prepaid reinsurance premiums..............        784              49
         Deferred policy acquisition costs.........       (497)           (471)
         Other assets..............................        895          (3,318)
         Unpaid losses and loss adjustment
            expenses...............................      4,930            (613)
         Unearned premiums.........................     (1,743)           (242)
         Policyholder deposits.....................        127             932
         Accrued taxes and other payables..........       (574)         (4,162)
         Premiums payable..........................       (420)            585
         Litigation liabilities....................     (3,771)         11,701
                                                   ------------    ------------
      Cash applied to operations...................     (4,628)         (2,849)
                                                   ------------    ------------
INVESTING ACTIVITIES:

   Fixed maturities available for sale
      Purchases....................................    (18,595)        (10,357)
      Sales........................................     10,784           6,550
      Maturities...................................     17,095           4,691
   Fixed maturities held to maturity
      Maturities...................................        100               -
   Cost of property and equipment purchased........     (2,634)           (565)
   Proceeds from sale of property and equipment....        300               9
                                                   ------------    ------------
      Cash provided by investing activities........      7,050             328
                                                   ------------    ------------
FINANCING ACTIVITIES:

   Cost of stock purchased by subsidiary...........       (524)              -
   Proceeds from notes payable.....................      8,548               -
   Payments on notes payable.......................       (965)           (688)
                                                   ------------    ------------
      Cash provided by (applied to) financing
         activities................................      7,059            (688)
                                                   ------------    ------------
Increase (decrease) in cash and cash equivalents
   during the period...............................      9,481          (3,209)
Cash and cash equivalents at beginning of period...     11,999           7,889
                                                   ------------    ------------
Cash and cash equivalents at end of period.........$    21,480     $     4,680
                                                   ============    ============

 See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 7
                       CHANDLER INSURANCE COMPANY, LTD.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 1998 presentation.

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

NOTE 2 - LITIGATION

     In the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the period ended March 31, 1998, recent developments updating the CenTra, Inc. ("CenTra") litigation were described. The following supplements that description.

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

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. The judgment was paid by funds held by the Oklahoma Federal Court aggregating, with interest, $820,185. A CenTra affiliate, DuraRock Reinsurance, Ltd. claims $725,000 is owed to them by NAICO and NAICO Indemnity under certain reinsurance treaties. NAICO and NAICO Indemnity dispute that claim. The Oklahoma Federal Court's judgment also upheld a resolution adopted by the Chandler Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock.

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

     On March 16, 1998 the CenTra Group filed motions for an award of costs and attorney fees totaling approximately $4.7 million. On April 21, 1998, the Oklahoma Federal Court denied the CenTra Group's request. The CenTra Group did not subsequently appeal this decision. Accordingly, the Company reduced the previous first quarter of 1997 net charge for litigation matters by $3.8 million during the second quarter of 1998.


     On March 23, 1998 the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court. From papers filed with both the Oklahoma Federal Court and the United States Court of Appeals for the 10th Circuit it appears that the CenTra Group's appeals will be based upon the Oklahoma Federal Court's failure to award prejudgment interest, the Oklahoma Federal Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Federal Court's modification of the judgment for $6,882,500 to require CenTra to return shares of the Company's stock upon payment of the judgment, and the Oklahoma Federal Court's entry of judgment in favor of NAICO and certain officers and directors on CenTra's claim based upon cancellation of its insurance policies by NAICO in 1992. There may be other issues on appeal which are not readily apparent to the Company at this time. The Company has elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered as described above have all filed appeals.

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

     On July 29, 1998, the U.S. Circuit Court for the 8th Circuit affirmed Judge Urbom's order that the CenTra Group will be divested of ownership or control of its shares. This ruling allows Judge Urbom to consider divestiture plans which may be submitted by NAICO, the Nebraska Insurance Department and the CenTra Group. The method and timing of such divestiture are uncertain and will be the subject of an order or orders which Judge Urbom will issue some time after the July 29th ruling becomes final and the court has considered the legal positions taken by the parties on those issues. The CenTra Group may request the 8th Circuit Court of Appeals to reconsider its ruling and may also request the U.S. Supreme Court to hear the case. All shares owned or controlled by the CenTra Group remain in the Court's possession pending further orders by Judge Urbom.

     On March 27, 1998, NAICO notified the Nebraska Federal Court of the Oklahoma Federal Court's March 10, 1998 order regarding CenTra's return of the 1,660,125 shares which were the subject of the two money judgments (see CenTra Litigation - Oklahoma) and requested the Nebraska Federal Court to release those shares to the Company and Chandler Barbados upon their tender of amounts sufficient to satisfy the two judgments. The Company and Chandler Barbados then requested the Oklahoma Federal Court to stay execution upon the two judgments until such time as the Nebraska Federal Court rules on NAICO's request to release the shares. On April 23, 1998, the Oklahoma Federal Court granted the stay motion pending the Nebraska Federal Court's ruling on the request for release of the shares. The Nebraska Federal Court denied that request on May 29, 1998 pending the outcome of CenTra's 8th Circuit appeal and further action by the Nebraska Federal Court consistent with the 8th Circuit ruling.

CENTRA LITIGATION - OTHER

     The Company has previously reported regarding two separate lawsuits filed against NAICO, NAICO Indemnity and certain NAICO officers during 1997 in State Court in Macomb County, Michigan. As stated in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, NAICO, NAICO Indemnity and the other defendants contend that the claims which are the basis of these suits are the same claims which were prosecuted and concluded in NAICO's and NAICO Indemnity's favor by the Oklahoma Federal Court in April, 1997. On February 28, 1998, a Michigan Federal Court ordered the lawsuits transferred to the Oklahoma Federal Court. They have now been consolidated and have been assigned to the Honorable Vicki Miles-LaGrange, the same judge who presided over the action concluded in April 1997 (see CenTra Litigation - Oklahoma). Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Federal Court.

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

NOTE 3.  NOTES PAYABLE

     During 1996, Chandler USA borrowed $4.5 million from a bank for a three year term. During the fourth quarter of 1997, the related loan agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over Wall Street Journal Prime, which was 8.5% at June 30, 1998. During March 1998, Chandler USA borrowed an additional $6.2 million on the note and the proceeds were used to repay intercompany advances from Chandler Barbados. The outstanding balance of the note was $8.1 million at June 30, 1998. The funds received by Chandler Barbados may be used to discharge litigation judgments. The bank note is collateralized by shares of NAICO stock owned by Chandler USA.

     In February 1998, Chandler USA entered into a five year loan agreement with a bank having a principal amount of $2.3 million and an interest rate of 7.75%. Monthly payments are $46,482 including principal and interest. The loan is collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA.

NOTE 4.  DIRECTORS' STOCK OPTION AND STOCK GRANT PLAN

     During the second quarter of 1998 the Company's directors approved the Directors' Stock Option and Stock Grant Plan (the "Plan") which is filed as a part of this Quarterly Report on Form 10-Q as Exhibit 10.4. The Plan provides that the non-employee directors of the Company, other than Norman Harned, Ronald Lech and M.J. Moroun, are eligible for grants of stock options and stock grants in accordance with the terms of the Plan. Options and stock grants may not be granted under the Plan for more than 260,000 shares of common stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the board of directors, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. The exercise price of the stock options shall generally be equal to the average closing price of common stock of the Company for the 30 calendar days preceding the date the options are granted. The option period begins on the effective date of the option grant and terminates on the tenth anniversary of that date.

     The aggregate number of shares of stock awarded to an eligible director as a stock grant shall total 20,000 shares of common stock of the Company. The award shall be divided into two equal installments. The first installment of 10,000 shares shall automatically be awarded as of the first regular board meeting after an eligible director completes ten continuous years of service on the board. The second installment of 10,000 shares shall automatically be awarded as of the first anniversary of the initial stock grant, regardless of whether the director is still a member of the board. As of June 30, 1998, a total of 40,000 shares valued at $250,000 had been awarded to two directors, and this amount is included in general and administrative expenses in the Company's consolidated statements of operations.

     Each eligible director shall automatically be granted options to purchase 1,500 shares of common stock of the Company as of the first regular board meeting in each year the director serves on the board. Each eligible director shall also automatically be granted options to purchase 30,000 shares of common stock of the Company effective as of the first regular board meeting after the director completes ten continuous years of service on the board. As of June 30, 1998, options for 66,000 shares had been awarded with an exercise price of $5.92 per share, which resulted in approximately $22,000 of compensation expense which is included in general and administrative expenses in the Company's consolidated statements of operations.

NOTE 5.  EARNINGS PER SHARE

     Basic earnings per share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,660,125 shares rescinded through litigation but still outstanding, and exclude 564,475 shares held by a subsidiary of the Company. The numerator for basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 is equal to the net income (loss) for the respective period. As of June 30, 1998 and 1997, there were no antidilutive options to purchase common shares.

     The following table sets forth the computation of the denominator for basic and diluted earnings per share:

                                        Three months            Six months
                                       ended June 30,         ended June 30,
                                    --------------------   --------------------
                                      1998        1997       1998        1997
                                    --------    --------   --------    --------
                                                  (In thousands)
Denominator for basic
   earnings per share -
   Weighted average shares..........   6,423       6,708      6,441       6,824

Effect of dilutive securities -
   Stock options....................      14           -          9           -
                                    --------    --------   --------    --------
Denominator for dilutive
   earnings per share -
   Adjusted weighted average
   shares and assumed conversions...   6,437       6,708      6,450       6,824
                                    ========    ========   ========    ========

NOTE 6.  RECENTLY ADOPTED ACCOUNTING STANDARDS

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

NOTE 7.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 AND 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1998. The adoption is not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company does not offer defined benefit plans or other postretirement benefit plans to its employees; therefore, the adoption of SFAS No. 132 will not affect the Company's financial statement disclosures.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively refered to as derivatives) and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 on January 1, 2000 as required. Management of the Company believes that adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition or results of operations.


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

                                                                        PAGE 12
RESULTS OF OPERATIONS

PURCHASE OF ADDITIONAL REINSURANCE

     During the first quarter of 1998, National American Insurance Company ("NAICO") purchased additional reinsurance under its workers compensation and casualty reinsurance programs that substantially reduced the combined net retentions in these lines of business. The purchase of the additional reinsurance coverages in 1998 substantially reduces the risk of loss for NAICO's workers compensation and casualty insurance lines of business, but results in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs.

PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to unaffiliated reinsurers) and a net basis for the three and six month periods ended June 30, 1998 and 1997:

                                       Gross premiums          Net premiums
   Three months ended June 30,             earned                 earned
---------------------------------   --------------------   --------------------
                                      1998        1997       1998        1997
                                    --------    --------   --------    --------
                                                  (In thousands)
Standard property-casualty.......   $ 18,424    $ 15,804   $ 10,413    $ 13,911
Political subdivisions...........      5,902       5,301      3,051       3,658
Surety bonds.....................      2,919       3,228      2,340       2,929
Nonstandard private-passenger
     automobile..................      1,956       3,783        137       3,783
Other............................      1,956       1,892      1,534       1,442
                                    --------    --------   --------    --------
TOTAL............................   $ 31,157    $ 30,008   $ 17,475    $ 25,723
                                    ========    ========   ========    ========

                                       Gross premiums          Net premiums
    Six months ended June 30,              earned                 earned
---------------------------------   --------------------   --------------------
                                      1998        1997       1998        1997
                                    --------    --------   --------    --------
                                                  (In thousands)
Standard property-casualty.......   $ 35,601    $ 29,213   $ 19,738    $ 25,727
Political subdivisions...........     11,712      10,366      6,131       7,193
Surety bonds.....................      5,593       6,231      4,484       5,842
Nonstandard private-passenger
     automobile..................      4,542       7,707        423       7,707
Other............................      3,757       3,640      2,838       2,927
                                    --------    --------   --------    --------
TOTAL............................   $ 61,205    $ 57,157   $ 33,614    $ 49,396
                                    ========    ========   ========    ========

     Gross premiums earned, before reductions for premiums ceded to unaffiliated reinsurers, increased $1.1 million or 4% in the quarter ended June 30, 1998 compared to the prior year, and increased $4.0 million or 7% for the six months ended June 30, 1998 compared to the 1997 period. Net premiums earned decreased $8.2 million or 32% in the 1998 quarter compared to the prior year, and decreased $15.8 million or 32% for the six months ended June 30, 1998 compared to the 1997 period. The reduction in net premiums earned was due to the purchase of additional reinsurance for NAICO's workers compensation and casualty insurance programs described previously, and to a reinsurance arrangement for a large portion of NAICO's nonstandard private-passenger automobile program which was effective July 1, 1997.

     Gross premiums earned in the standard property-casualty program increased $2.6 million or 17% in the current quarter versus the prior year, and increased $6.4 million or 22% for the six months ended June 30, 1998 compared to the 1997 period. This increase is primarily attributable to marketing activity in Oklahoma and contiguous states, principally Texas. Net premiums earned decreased $3.5 million or 25% in the current quarter versus the prior year, and decreased $6.0 million or 23% in the six months ended June 30, 1998 compared to the 1997 period due to the purchase of additional reinsurance described previously.

     Gross premiums earned in the political subdivisions program increased $601,000 or 11% in the current quarter versus the prior year, and increased $1.3 million or 13% for the six months ended June 30, 1998 compared to the 1997 period due primarily to expansion of the school districts program in Texas and increased production in Oklahoma. Net premiums earned decreased $607,000 or 17% in the current quarter versus the prior year, and decreased $1.1 million or 15% for the six months ended June 30, 1998 compared to the 1997 period due to the purchase of additional reinsurance described previously.

     Net premiums earned in the surety bond program decreased $589,000 or 20% in the current quarter versus the prior year, and decreased $1.4 million or 23% for the six months ended June 30, 1998 compared to the 1997 period. Net premiums earned from surety bonds produced by Midwest Indemnity Corp. ("Midwest") during the runoff portion of that program decreased by $356,000 or 151% in the current quarter versus the prior year, and decreased $950,000 or 164% for the six months ended June 30, 1998 compared to the 1997 period. NAICO and Midwest agreed to terminate the underwriting and production contract effective December 31, 1995. Net premiums earned from surety bonds produced by LaGere & Walkingstick Insurance Agency, Inc. ("L&W") decreased $293,000 or 14% in the current quarter versus the prior year, and decreased $521,000 or 13% for the six months ended June 30, 1998 compared to the 1997 period. Increased competition and higher reinsurance costs contributed to the decline in the 1998 periods.

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

     During 1996, NAICO began writing excess accident and health coverage for small to medium sized employers generally in Oklahoma and Texas. Net premiums earned in this program (included in Other in the preceding table) were $1.2 million in the second quarter of 1998 versus $451,000 in the 1997 quarter, and $2.2 million in the first six months of 1998 versus $758,000 in the 1997 period.

NET INVESTMENT INCOME

     Net investment income excluding capital gains was $1.7 million and $3.4 million in the three and six month periods ended June 30, 1998, respectively, compared to $1.8 million and $3.6 million in the year ago periods. During the fourth quarter of 1997, NAICO shifted a portion of its fixed maturities portfolio from taxable to tax exempt bonds resulting in income from tax exempt securities of $281,000 and $543,000 in the three and six month periods ended June 30, 1998. NAICO had no tax exempt income in the corresponding 1997 periods.

     Net realized capital gains were $268,000 and $277,000 in the second quarter and first six months of 1998, respectively, compared to $18,000 and $32,000 in the year ago periods. Net investment income including capital gains was $2.0 million and $3.7 million in the three and six month periods ended June 30, 1998, respectively, compared to $1.8 million and $3.6 million in the year ago periods.

COMMISSIONS, FEES AND OTHER INCOME

     L&W's brokerage commissions and fees before intercompany eliminations were $1.7 million and $3.6 million in the three and six months ended June 30, 1998, respectively, compared to $2.0 million and $4.0 million in the year ago periods. The decrease in L&W's brokerage commissions and fees in the 1998 periods is primarily a result of increased competition and general declines in premium rates. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     Fees generated by Network Administrators, Inc. ("Network") were $146,000 and $359,000 in the second quarter and first six months of 1997. Network no longer functions as a third-party administrator and did not generate any income in the 1998 periods.

     Chandler (U.S.A.), Inc. ("Chandler USA") disposed of certain equipment in the first quarter of 1998 that resulted in a gain of $145,000 before provision for federal income tax.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 80.7% and 70.6% for the quarter and six months ended June 30, 1998 compared to 60.4% and 63.0% in the comparable year ago periods.

     The increase in the 1998 loss ratio was primarily a result of additional loss development from prior accident years recognized in the second quarter of 1998. The prior year loss development in the second quarter of 1998 totaled $3.7 million and increased the loss ratio for the three and six months ended June 30, 1998 by 21.0 and 10.9 percentage points. The prior year loss development by program was as follows:


                                                       (In thousands)
          Standard property-casualty program...........$        1,731
          Political subdivisions.......................           662
          Accident & health............................           796
          Transportation...............................           427
          All other....................................            54
                                                       --------------
               Total...................................$        3,670
                                                       ==============

     Approximately 35% and 85% of the prior year loss development for the standard property-casualty and political subdivisions programs, respectively, was in the workers compensation portion of those programs. All of the prior year loss development in the transportation program was in the workers compensation sector of the program. The remainder of the prior year loss development, with the exception of the accident & health program, was in the casualty lines of coverage.

     In addition, storm-related losses from wind and hail totaled approximately $660,000 and $190,000 in the second quarter of 1998 and 1997, respectively.

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

     The following table sets forth the Company's policy acquisition costs for each of the three and six month periods ended June 30, 1998 and 1997:


                                        Three months            Six months
                                       ended June 30,         ended June 30,
                                    --------------------   --------------------
                                      1998        1997       1998        1997
                                    --------    --------   --------    --------
                                                  (In thousands)
Commissions expense.................$ 3,937     $ 4,363    $ 7,517     $ 8,051
Other premium related assessments...    386         392        892         686
Premium taxes.......................    919         762      1,746       1,451
Excise taxes........................     41          34        106          68
Dividends to policyholders..........     75          48        150          98
Other expense.......................     (8)        (15)        60          60
                                    --------    --------   --------    --------
Total direct expenses...............  5,350       5,584     10,471      10,414

Indirect underwriting expenses......  3,154       3,120      6,143       6,033
Commissions received from
     reinsurers..................... (3,444)       (756)    (7,068)     (1,741)
Adjustment for deferred
     acquisition costs..............   (217)       (309)      (496)       (471)
                                    --------    --------   --------    --------
Net policy acquisition costs........$ 4,843     $ 7,639    $ 9,050     $14,235
                                    ========    ========   ========    ========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 28.3% and 27.9% in the second quarter and first six months of 1998 compared to 30.3% and 28.9% in the corresponding year ago periods. The average commission rates were 13.1% and 12.6% in the second quarter and first half of 1998 versus 15.2% and 14.1% in the year ago periods.

     Indirect expenses were 10.5% and 10.3% of total direct written and assumed premiums in the second quarter and first six months of 1998, respectively, compared to 10.8% and 10.6% in the corresponding year ago periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume. Commissions received from reinsurers increased $2.7 million or 356% in the second quarter of 1998 compared to the 1997 quarter, and increased $5.3 million or 306% in the first six months of 1998 compared to 1997, due to the purchase of additional reinsurance discussed previously which increased premiums ceded to reinsurers by 212% and 248% in the second quarter and first six months of 1998 over the 1997 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 10.2% and 10.6% of gross premiums earned and commissions, fees and other income for the quarter and six month periods ended June 30, 1998, compared to 10.7% and 11.6% for the corresponding periods in 1997. During the second quarter of 1998, the Company adopted a stock option and stock grant plan (the "Plan") for certain non-employee directors of the Company. See Note 4 - Directors' Stock Option and Stock Grant Plan in Notes to Interim Consolidated Financial Statements for information concerning the Plan. Compensation expense related to the Plan in the amount of $272,000 is included in general and administrative expenses in the second quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $4.6 million of cash for operations in the first six months of 1998 compared to $2.8 million in the first six months of 1997. The 1998 use of cash was due primarily to the purchase of additional reinsurance described previously. See Note 3 - Notes Payable in Notes to Interim Consolidated Financial Statements for information concerning bank loans.

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

         10.4 Chandler Insurance Company, Ltd.'s Directors' Stock Option and Stock Grant Plan.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 7, 1998              CHANDLER INSURANCE COMPANY, LTD.





                                   By:/s/ W. Brent LaGere
                                      ----------------------------------------
                                      W. Brent LaGere
                                      Chairman of the Board, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)





                                   By:/s/ Mark C. Hart
                                      ----------------------------------------
                                      Mark C. Hart
                                      Vice President & Treasurer
                                      (Principal Accounting Officer)