Form 10-Q
period 1998-09-30
CHANDLER INSURANCE CO LTD
filed 1998-11-12
CIK 792854

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                    ------------------------------------


                                   FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---           SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

    The number of common shares, $1.67 par value, of the registrant outstanding on October 30, 1998 was 6,941,708, which includes 544,475 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court.

=============================================================================

                                                                      PAGE i
                     CHANDLER INSURANCE COMPANY, LTD.

                                   INDEX
                                 ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

Consolidated Statements of Operations for the three months
ended September 30, 1998 and 1997.........................................1

Consolidated Statements of Operations for the nine months
ended September 30, 1998 and 1997.........................................2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 1998 and 1997..................................3

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 1998 and 1997..................................4

Consolidated Balance Sheets as of September 30, 1998 and
December 31, 1997.........................................................5

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1998 and 1997.........................................6

Notes to Interim Consolidated Financial Statements........................7

ITEM 2
------

Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................12


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings..............................................17

Item 2     Changes in Securities..........................................17

Item 3     Defaults Upon Senior Securities................................17

Item 4     Submission of Matters to a Vote of Security Holders............17

Item 5     Other Information..............................................17

Item 6     Exhibits and Reports on Form 8-K...............................17

Signatures................................................................18

                                                                      PAGE 1
                      CHANDLER INSURANCE COMPANY, LTD.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                (Amounts in thousands except per share data)

                                                      For the three months
                                                       ended September 30,
                                                     -----------------------
                                                       1998          1997
                                                    ----------    ----------
Premiums and other revenues
   Direct premiums written and assumed..............$  44,156     $  38,851
   Reinsurance premiums ceded.......................  (17,322)      (11,864)
                                                    ----------    ----------
      Net premiums written and assumed..............   26,834        26,987
   Increase in unearned premiums....................   (8,975)       (4,632)
                                                    ----------    ----------
      Net premiums earned...........................   17,859        22,355

Net investment income...............................    1,941         1,853
Commissions, fees and other income..................      448           623
                                                    ----------    ----------
      Total premiums and other revenues.............   20,248        24,831
                                                    ----------    ----------
Operating costs and expenses
   Losses and loss adjustment expenses..............   12,265        12,860
   Policy acquisition costs.........................    4,002         6,698
   General and administrative expenses..............    2,971         3,186
   Interest expense.................................      286           100
   Litigation expenses, net.........................      233           408
                                                    ----------    ----------
      Total operating costs and expenses............   19,757        23,252
                                                    ----------    ----------
Income before income taxes..........................      491         1,579
Federal income tax benefit (provision) of
   consolidated U.S. subsidiaries...................      114          (538)
                                                    ----------    ----------
Net income..........................................$     605     $   1,041
                                                    ==========    ==========
Basic and diluted earnings per common share.........$    0.09     $    0.16
Basic weighted average common shares outstanding....    6,417         6,561
Diluted weighted average common shares
   outstanding......................................    6,430         6,561

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 2
                     CHANDLER INSURANCE COMPANY, LTD.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
               (Amounts in thousands except per share data)

                                                     For the nine months
                                                     ended September 30,
                                                  ------------------------
                                                     1998           1997
                                                  -----------    ----------
Premiums and other revenues
   Direct premiums written and assumed............$  103,617     $  95,766
   Reinsurance premiums ceded.....................   (44,129)      (19,576)
                                                  -----------    ----------
      Net premiums written and assumed............    59,488        76,190
   Increase in unearned premiums..................    (8,015)       (4,439)
                                                  -----------    ----------
      Net premiums earned.........................    51,473        71,751

Net investment income.............................     5,631         5,476
Commissions, fees and other income................     1,547         2,063
                                                  -----------    ----------
      Total premiums and other revenues...........    58,651        79,290
                                                  -----------    ----------

Operating costs and expenses
   Losses and loss adjustment expenses............    35,982        43,996
   Policy acquisition costs.......................    13,052        20,933
   General and administrative expenses............     9,557         9,982
   Interest expense...............................       687           278
   Litigation expenses, net.......................    (3,123)       11,330
                                                  -----------    ----------
      Total operating costs and expenses..........    56,155        86,519
                                                  -----------    ----------
Income (loss) before income taxes.................     2,496        (7,229)
Federal income tax benefit (provision) of
   consolidated U.S. subsidiaries.................       114        (1,519)
                                                  -----------    ----------

Net income (loss).................................$    2,610     $  (8,748)
                                                  ===========    ==========
Basic and diluted earnings (loss) per common
   share..........................................$     0.41     $   (1.30)

Basic weighted average common shares
   outstanding....................................     6,433         6,735
Diluted weighted average common shares
   outstanding....................................     6,443         6,735

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                    PAGE 3
                      CHANDLER INSURANCE COMPANY, LTD.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (Unaudited)
                           (Amounts in thousands)

                                                     For the three months
                                                      ended September 30,
                                                    -----------------------
                                                       1998         1997
                                                    ----------   ----------
Net income..........................................$     605    $   1,041
                                                    ----------   ----------
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during
         period.....................................    2,075        1,175
      Less:  reclassification adjustment for gains
             included in net income.................     (371)          (4)
                                                    ----------   ----------
Other comprehensive income, before tax..............    1,704        1,171

Income tax expense related to items of other
   comprehensive income.............................     (509)        (329)
                                                    ----------   ----------
Other comprehensive income, net of tax..............    1,195          842
                                                    ----------   ----------
Comprehensive income................................$   1,800    $   1,883
                                                    ==========   ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                    PAGE 4
                      CHANDLER INSURANCE COMPANY, LTD.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (Unaudited)
                           (Amounts in thousands)

                                                     For the nine months
                                                     ended September 30,
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
Net income (loss)..................................$   2,610    $  (8,748)
                                                   ----------   ----------
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during
         period....................................    2,578          769
      Less:  reclassification adjustment for gains
             included in net income (loss).........     (648)         (36)
                                                   ----------   ----------
Other comprehensive income, before tax.............    1,930          733

Income tax expense related to items of other
   comprehensive income............................     (553)        (205)
                                                   ----------   ----------
Other comprehensive income, net of tax.............    1,377          528
                                                   ----------   ----------
Comprehensive income (loss)........................$   3,987    $  (8,220)
                                                   ==========   ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                    PAGE 5
                   CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
             (Dollars in thousands except per share amounts)

                                                September 30,  December 31,
                                                    1998           1997
                                                -------------  ------------
ASSETS
Investments
   Fixed maturities available for sale,
      at fair value............................ $    110,913   $   111,718
   Fixed maturities held to maturity, at
      amortized cost (fair value $1,338 and
      $1,330 in 1998 and 1997, respectively)...        1,167         1,222
   Equity securities available for sale,
      at fair value............................          191           124
                                                -------------  ------------
      Total investments........................      112,271       113,064

Cash and cash equivalents......................       12,884        11,999
Premiums receivable, less allowance for
   non-collection of $118 and $115 at 1998
   and 1997, respectively......................       31,890        28,079
Reinsurance recoverable on paid losses, less
   allowance for non-collection of $275 at
   1998 and 1997...............................        2,040         3,069
Reinsurance recoverable on unpaid losses, less
   allowance for non-collection of $334
   and $390 at 1998 and 1997, respectively.....       27,566        10,876
Prepaid reinsurance premiums...................       11,811         9,662
Deferred policy acquisition costs..............        6,856         5,312
Property and equipment, net....................        7,904         5,907
Other assets...................................       12,236        12,893
Licenses, net..................................        4,231         4,344
Excess of cost over net assets acquired, net...        4,766         5,252
Covenants not to compete, net..................           33           333
                                                -------------  ------------
Total assets................................... $    234,488   $   210,790
                                                =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses.. $     82,488   $    74,929
   Unearned premiums...........................       52,552        42,388
   Policyholder deposits.......................        4,632         4,830
   Notes payable...............................        9,944         2,796
   Accrued taxes and other payables............        4,202         6,340
   Premiums payable............................        5,563         4,554
   Litigation liabilities......................       13,037        16,618
                                                -------------  ------------
Total liabilities..............................      172,418       152,455
                                                -------------  ------------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000
   shares authorized, 6,941,708 shares issued..       11,593        11,593
   Paid-in surplus.............................       34,982        34,942
   Common stock to be issued (20,000 shares)...          125             -
   Capital redemption reserve..................          947           947
   Retained earnings...........................       27,496        24,886
   Less:  Stock held by subsidiary, at cost
      (544,475 and  494,617 shares in 1998 and
      1997, respectively)......................       (2,904)       (2,487)
   Less:  Stock rescinded through litigation
      (1,660,125 shares).......................      (11,799)      (11,799)
   Accumulated other comprehensive income:
      Unrealized gain on investments available
         for sale, net of tax..................        1,630           253
                                                -------------  ------------
Total shareholders' equity.....................       62,070        58,335
                                                -------------  ------------
Total liabilities and shareholders' equity..... $    234,488   $   210,790
                                                =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 6
                      CHANDLER INSURANCE COMPANY, LTD.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                      For the nine months
                                                      ended September 30,
                                                   -------------------------
                                                      1998           1997
                                                   ----------     ----------
OPERATING ACTIVITIES:

Net income (loss)..................................$    2,610     $  (8,748)
   Add (deduct):
   Adjustments to reconcile net income (loss) to
      cash from operations:
      Net realized gains on sales of investments...      (648)          (36)
      Net (gains) losses on sales of property
         and equipment.............................      (140)            2
      Amortization and depreciation................     1,841         1,622
      Provision for non-collection of premiums.....        65           119
      Provision for non-collection of reinsurance
         recoverables..............................        50           449
      Earned compensation - outside director stock
         option and stock grant plan...............       272             -
      Net change in non-cash balances relating to
         operations:
         Premiums receivable.......................    (3,876)       (4,785)
         Reinsurance recoverable on paid losses....       659         1,716
         Reinsurance recoverable on unpaid losses..   (16,370)         (332)
         Prepaid reinsurance premiums..............    (2,149)       (4,777)
         Deferred policy acquisition costs.........    (1,544)         (393)
         Other assets..............................       104        (3,168)
         Unpaid losses and loss adjustment
            expenses...............................     7,559           222
         Unearned premiums.........................    10,164         9,216
         Policyholder deposits.....................      (198)          880
         Accrued taxes and other payables..........    (2,138)       (2,609)
         Premiums payable..........................     1,009         5,706
         Litigation liabilities....................    (3,581)       11,702
                                                    ----------   -----------
      Cash (applied to) provided by operations.....    (6,311)        6,786
                                                    ----------   -----------
INVESTING ACTIVITIES:

   Fixed maturities available for sale:
      Purchases....................................   (46,452)      (11,646)
      Sales........................................    27,909         7,568
      Maturities...................................    21,638         6,221
   Fixed maturities held to maturity:
      Maturities...................................       100             -
   Cost of property and equipment purchased........    (2,939)         (733)
   Proceeds from sale of property and equipment....       316            45
                                                    ----------   -----------
      Cash provided by investing activities........       572         1,455
                                                    ----------   -----------
FINANCING ACTIVITIES:

   Cost of stock purchased by subsidiary...........      (524)            -
   Proceeds from notes payable.....................     8,548             -
   Payments on notes payable.......................    (1,400)       (1,041)
                                                    ----------   -----------
      Cash provided by (applied to) financing
         activities................................     6,624        (1,041)
                                                    ----------   -----------
Increase in cash and cash equivalents during the
   period..........................................       885         7,200
Cash and cash equivalents at beginning of period...    11,999         7,889
                                                    ----------   -----------
Cash and cash equivalents at end of period......... $  12,884    $   15,089
                                                    ==========   ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 7
                          CHANDLER INSURANCE COMPANY, LTD.
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 1998 presentation.

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

NOTE 2 - LITIGATION

     In the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for the periods ended March 31, 1998 and June 30, 1998, recent developments updating the CenTra, Inc. ("CenTra") litigation were described. The following supplements that description.

CENTRA LITIGATION - OKLAHOMA

     The Company has previously reported concerning the background and status of litigation involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") in the United States District Court for the Western District of Oklahoma ("Oklahoma Federal Court").

     As previously reported, the trial of that litigation concluded on April 22, 1997, when the Oklahoma Federal Court entered judgments on various jury verdicts. One judgment against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for payment of $5,099,133 from the Company. Another judgment was against both the Company and its affiliate, Chandler Barbados, and in favor of CenTra and its affiliate, Ammex, Inc. CenTra and Ammex were awarded $6,882,500 in connection with a 1988 Stock Purchase Agreement. Both judgments related to an alleged failure by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Department of Insurance under certain circumstances. Judgment was also entered in favor of CenTra and against certain officers and/or directors of the Company on securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of Nebraska insurance law, but the judgments were $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. The judgment was paid by funds held by the Oklahoma Federal Court aggregating, with interest, $820,185. A CenTra affiliate, DuraRock Reinsurance, Ltd. claims $725,000 is owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. NAICO and NAICO Indemnity dispute that claim. The Oklahoma Federal Court's judgment also upheld a resolution adopted by the Company's Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock.

     On March 10, 1998 the Oklahoma Federal Court modified the earlier judgment for $6,882,500 to require the CenTra Group to deliver 1,142,625 shares of Chandler common stock they own or control upon payment of the judgment by the Company and Chandler Barbados. On that same date, the Oklahoma Federal Court also entered an order denying the CenTra Group's request for prejudgment interest on the judgments entered in favor of the CenTra Group. The Company recorded the Oklahoma Federal Court's judgment requiring the return of the 1,142,625 shares of the Company's stock as a decrease to shareholders' equity as of December 31, 1997, and reduced the previous first quarter of 1997 net charge for litigation matters by $6,882,500, during the fourth quarter of 1997.

     On March 16, 1998 the CenTra Group filed motions for an award of costs and attorney fees totaling approximately $4.7 million. On April 21, 1998, the Oklahoma Federal Court denied the CenTra Group's request. The CenTra Group did not appeal this decision within the time permitted by applicable law. Accordingly, the Company reduced the previous first quarter of 1997 net charge for litigation matters by $3.8 million during the second quarter of 1998. In subsequent papers filed with the appellate court, CenTra asserts as error the Oklahoma Federal Court's denial of attorney fees.

     On March 23, 1998 the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court and filed the initial appellate brief on September 9, 1998. The CenTra Group's appeals are based upon the Oklahoma Federal Court's failure to award prejudgment interest, the Oklahoma Federal Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Federal Court's modification of the judgment for $6,882,500 to require CenTra to return shares of the Company's stock upon payment of the judgment, and the Oklahoma Federal Court's entry of judgment in favor of NAICO and certain officers and directors on CenTra's claim based upon cancellation of its insurance policies by NAICO in 1992. The CenTra Group is also attempting to appeal the Oklahoma Federal Court's denial of attorney fees but not the denial of costs. The Company believes the appeal of this issue is untimely and therefore barred by law. The Company has elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered as described above have all filed appeals.

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

CENTRA LITIGATION - NEBRASKA

     The Company has previously reported regarding administrative proceedings and decisions and court actions and decisions involving the Company and the CenTra Group in the State of Nebraska. (See Annual Report on Form 10-K for the fiscal year ended December 31, 1997.) The Nebraska Federal Court ordered CenTra, M.J. Moroun, and others to deliver into the registry of the Nebraska Federal Court all shares of Chandler stock owned or controlled by them or their affiliates and not previously delivered to the Nebraska Federal Court to await the outcome of the CenTra Group's appeal of a divestiture order entered by the Nebraska Federal Court on March 25, 1997. On February 9, 1998, CenTra deposited an additional 1,691,750 shares of the Company's stock making the total number of shares on deposit with the Nebraska Federal Court 3,133,450 shares. In his March 25, 1997 order, the Honorable Warren K. Urbom, U.S. District Judge for the Nebraska Federal Court, ordered the parties to submit divestiture plans. The appeal of that order by CenTra resulted in a delay of the deadlines for submitting the proposals.

     On July 29, 1998, the U.S. Court of Appeals for the 8th Circuit affirmed the Nebraska Federal Court's order that the CenTra Group will be divested of ownership or control of its shares. This ruling allows the Nebraska Federal Court to consider divestiture plans which may be submitted by NAICO, the Nebraska Department of Insurance and the CenTra Group. All shares owned or controlled by the CenTra Group remain in the Nebraska Federal Court's possession pending further orders by that court. On October 28, 1998, the CenTra Group filed pleadings in the Nebraska Federal Court requesting the appointment of a special master to supervise the divestiture and an independent trustee to hold and vote the Company's shares owned by the CenTra Group in accordance with specific instructions pending the final implementation of a divestiture plan. The specific instructions to the trustee proposed by the CenTra Group include a direction that the trustee vote the Company's shares to elect as directors of the Company only persons who are unaffiliated with the CenTra Group or NAICO, its parent or subsidiaries. The Nebraska Court has not directed the parties to submit divestiture plans, nor has it directed them to respond to the filing made by the CenTra Group. NAICO will respond to the CenTra Group's filing. Such response could include NAICO's own plan of divestiture. The Company cannot accurately predict when the Nebraska Federal Court will act upon the submissions.

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

NOTE 3.  NOTES PAYABLE

     During 1996, Chandler USA borrowed $4.5 million from a bank for a three year term. During the fourth quarter of 1997, the related loan agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over Wall Street Journal Prime, which was 8.25% at September 30, 1998.
During March 1998, Chandler USA borrowed an additional $6.2 million on the note and the proceeds were used to repay intercompany advances from Chandler Barbados. The outstanding balance of the note was $7.8 million at September 30, 1998. The funds received by Chandler Barbados may be used to discharge litigation judgments. The bank note is collateralized by shares of NAICO stock owned by Chandler USA.

     In February 1998, Chandler USA entered into a five year loan agreement with a bank having a principal amount of $2.3 million and an interest rate of 7.75%. Effective September 28, 1998, the interest rate was reduced to 7.5%. Monthly payments are $46,482 including principal and interest. The loan is collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA.

                                                                      PAGE 10
NOTE 4.  RECENT SUBORDINATED DEBENTURE OFFERING

     Chandler USA is currently offering by private placement subordinated debentures in the aggregate principal amount of $22,000,000 (the "Debentures"). The terms of the Debentures provide for payment of interest semiannually at the rate of 8.5% per annum commencing June 1, 1999. The Debentures must be redeemed on December 1, 2028. Chandler USA plans to use the proceeds of the offering to facilitate the acquisition by subsidiaries of the Company of the Company's common shares currently owned or controlled by the CenTra Group and which are the subject of certain rescission judgments and a court ordered divestiture (see Note 2-Litigation); to retire a portion of the bank debt described above; and for general corporate purposes.

     The Debentures are subject to certain transfer restrictions and Chandler USA does not plan to apply for listing on any securities exchange or The Private Offerings, Resales and Trading through Automated Linkages ("PORTAL") market system. By their terms, the Debentures are unsecured and subordinated in right of payment to all of Chandler USA's existing and future liabilities and obligations. Neither the Company nor any of its subsidiaries, other than Chandler USA, are obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

NOTE 5.  DIRECTORS' STOCK OPTION AND STOCK GRANT PLAN

     During the second quarter of 1998 the Company's directors approved the Directors' Stock Option and Stock Grant Plan (the "Plan"). The Plan provides that the non-employee directors of the Company, other than Norman Harned, Ronald Lech and M.J. Moroun, are eligible for grants of stock options and stock grants in accordance with the terms of the Plan. Options and stock grants may not be granted under the Plan for more than 260,000 shares of common stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the board of directors, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. The exercise price of the stock options shall generally be equal to the average closing price of common stock of the Company for the 30 calendar days preceding the date the options are granted. The option period begins on the effective date of the option grant and terminates on the tenth anniversary of that date.

     The aggregate number of shares of stock awarded to an eligible director as a stock grant shall total 20,000 shares of common stock of the Company. The award shall be divided into two equal installments. The first installment of 10,000 shares shall automatically be awarded as of the first regular board meeting after an eligible director completes ten continuous years of service on the board. The second installment of 10,000 shares shall automatically be awarded as of the first anniversary of the initial stock grant, regardless of whether the director is still a member of the board. During the second quarter of 1998, a total of 40,000 shares valued at $250,000 were awarded to two directors, and this amount is included in general and administrative expenses in the Company's consolidated statements of operations. During the third quarter of 1998, the Company issued 20,000 of the 40,000 shares to the two directors as required under the Plan from the Company's stock held by subsidiary. The difference between the average cost of the shares issued and the share price at the date of the stock grant was credited to paid-in surplus.

     Each eligible director shall automatically be granted options to purchase 1,500 shares of common stock of the Company as of the first regular board meeting in each year the director serves on the board. Each eligible director shall also automatically be granted options to purchase 30,000 shares of common stock of the Company effective as of the first regular board meeting after the director completes ten continuous years of service on the board. During the second quarter of 1998, options for 66,000 shares were awarded with an exercise price of $5.92 per share, which resulted in approximately $22,000 of compensation expense which is included in general and administrative expenses in the Company's consolidated statements of operations.

NOTE 6.  EARNINGS PER SHARE

     Basic earnings per share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,660,125 shares rescinded through litigation but still outstanding, and exclude 544,475 shares held by a subsidiary of the Company. The numerator for basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 is equal to the net income (loss) for the respective period. As of September 30, 1998 and 1997, there were no antidilutive options to purchase common shares.

                                                                      PAGE 11
     The following table sets forth the computation of the denominator for basic and diluted earnings per share:

                                       Three months ended   Nine months ended
                                          September 30,        September 30,
                                       ------------------   -----------------
                                         1998      1997       1998     1997
                                       --------  --------   -------- --------
                                                    (In thousands)
Denominator for basic earnings per
   share - Weighted average shares...    6,417     6,561      6,433    6,735

Effect of dilutive securities -
   Stock options.....................       13         -         10        -
                                       --------  --------   -------- --------
Denominator for dilutive earnings per
   share - Adjusted weighted average
     shares and assumed conversions..    6,430     6,561      6,443    6,735
                                       ========  ========   ======== ========

NOTE 7.  RECENTLY ADOPTED ACCOUNTING STANDARDS

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

NOTE 8.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

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

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 on January 1, 2000 as required. Management of the Company believes that adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition or results of operations.

                                                                      PAGE 12
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to unaffiliated reinsurers) and a net basis for the three and nine month periods ended September 30, 1998 and 1997:

THREE MONTHS ENDED SEPTEMBER 30,  GROSS PREMIUMS EARNED NET PREMIUMS EARNED
--------------------------------  --------------------- --------------------
                                    1998         1997     1998       1997
                                  ---------   --------- ---------  ---------
                                                 (In thousands)
Standard property-casualty......  $  19,975   $  16,912 $  10,616  $  14,999
Political subdivisions..........      6,491       5,501     3,368      3,943
Surety bonds....................      3,158       2,900     2,721      2,489
Nonstandard private-passenger
   automobile...................      1,097       3,515        52        700
Other...........................      1,503         566     1,102        224
                                  ---------   --------- ---------  ---------
TOTAL...........................  $  32,224   $  29,394 $  17,859  $  22,355
                                  =========   ========= =========  =========
NINE MONTHS ENDED SEPTEMBER 30,   GROSS PREMIUMS EARNED NET PREMIUMS EARNED
--------------------------------  --------------------- --------------------
                                    1998         1997     1998       1997
                                  ---------   --------- ---------  ---------
                                                 (In thousands)
Standard property-casualty......  $  55,576   $  46,125 $  30,354  $  40,726
Political subdivisions..........     18,203      15,867     9,499     11,136
Surety bonds....................      8,751       9,131     7,205      8,331
Nonstandard private-passenger
   automobile...................      5,639      11,222       475      8,407
Other...........................      5,260       4,206     3,940      3,151
                                  ---------   --------- ---------  ---------
TOTAL...........................  $  93,429   $  86,551 $  51,473  $  71,751
                                  =========   ========= =========  =========

     Gross premiums earned, before reductions for premiums ceded to unaffiliated reinsurers, increased $2.8 million or 10% in the quarter ended September 30, 1998 compared to the prior year, and increased $6.9 million or 8% for the nine months ended September 30, 1998 compared to the 1997 period. Net premiums earned decreased $4.5 million or 20% in the 1998 quarter compared to the prior year, and decreased $20.3 million or 28% for the nine months ended September 30, 1998 compared to the 1997 period. The reduction in net premiums earned was due to the purchase of additional reinsurance for NAICO's workers compensation and casualty insurance programs described previously, and to a reinsurance arrangement for a large portion of NAICO's nonstandard private-passenger automobile program which was effective July 1, 1997.

     Gross premiums earned in the standard property-casualty program increased $3.1 million or 18% in the current quarter versus the prior year, and increased $9.5 million or 20% for the nine months ended September 30, 1998 compared to the 1997 period. This increase is primarily attributable to increased production in Oklahoma and contiguous states, principally Texas. Net premiums earned decreased $4.4 million or 29% in the current quarter versus the prior year, and decreased $10.4 million or 25% in the nine months ended September 30, 1998 compared to the 1997 period due to the purchase of additional reinsurance described previously.

     Gross premiums earned in the political subdivisions program increased $990,000 or 18% in the current quarter versus the prior year, and increased $2.3 million or 15% for the nine months ended September 30, 1998 compared to the 1997 period due primarily to expansion of the school districts program in Texas and increased production in Oklahoma. Net premiums earned decreased $575,000 or 15% in the current quarter versus the prior year, and decreased $1.6 million or 15% for the nine months ended September 30, 1998 compared to the 1997 period due to the purchase of additional reinsurance described previously.

     Net premiums earned in the surety bond program increased $232,000 or 9% in the current quarter versus the prior year, and decreased $1.1 million or 14% for the nine months ended September 30, 1998 compared to the 1997 period. Net premiums earned from surety bonds produced by LaGere & Walkingstick Insurance Agency, Inc. ("L&W") decreased $38,000 or 2% in the current quarter versus the prior year, and decreased $559,000 or 9% for the nine months ended September 30, 1998 compared to the 1997 period. Increased competition and higher reinsurance costs contributed to the decline in the 1998 periods. The remaining change in the quarter and nine month periods was attributable to production and reinsurance adjustments related to the runoff of the Midwest Indemnity Corp. ("Midwest") program. NAICO and Midwest agreed to terminate the underwriting and production contract effective December 31, 1995.

     During 1997, NAICO discontinued the Oklahoma and Arizona portions of the nonstandard private-passenger automobile program. During the second quarter of 1997, management reviewed the underwriting performance of the California portion of the program and concluded that it would be in the Company's best interest to substantially reduce its underwriting risk. Effective July 1, 1997, NAICO entered into a 100% quota share reinsurance agreement to fully reinsure the risk in the California portion of the program.

     During 1996, NAICO began writing excess accident and health coverage for small to medium sized employers generally in Oklahoma and Texas. Net premiums earned in this program (included in Other in the preceding table) were $1.3 million in the third quarter of 1998 versus $567,000 in the 1997 quarter, and $3.5 million in the first nine months of 1998 versus $1.3 million in the 1997 period.

NET INVESTMENT INCOME

     Net investment income excluding net realized gains on the sale of investments was $1.6 million and $5.0 million in the three and nine month periods ended September 30, 1998, respectively, compared to $1.8 million and $5.4 million in the year ago periods. During the fourth quarter of 1997, NAICO shifted a portion of its fixed maturities portfolio from taxable to tax exempt bonds resulting in income from tax exempt securities of $278,000 and $821,000 in the three and nine month periods ended September 30, 1998. NAICO had no tax exempt income in the corresponding 1997 periods.

     Net realized gains on the sale of investments were $371,000 and $648,000 in the third quarter and first nine months of 1998, respectively, compared to $4,000 and $36,000 in the year ago periods. Net investment income including net realized gains on the sale of investments was $1.9 million and $5.6 million in the three and nine month periods ended September 30, 1998, respectively, compared to $1.9 million and $5.5 million in the year ago periods.

                                                                      PAGE 14
COMMISSIONS, FEES AND OTHER INCOME

     L&W's brokerage commissions and fees before intercompany eliminations were $2.8 million and $6.4 million in the three and nine months ended September 30, 1998, respectively, compared to $2.9 million and $6.9 million in the year ago periods. The decrease in L&W's brokerage commissions and fees in the 1998 periods is primarily a result of increased competition and general declines in premium rates. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     Fees generated by Network Administrators, Inc. ("Network") were $93,000 and $452,000 in the third quarter and first nine months of 1997. Network no longer functions as a third-party administrator and did not generate any income in the 1998 periods.

     Chandler (U.S.A.), Inc. ("Chandler USA") disposed of certain equipment in the first quarter of 1998 that resulted in a gain of $145,000 before provision for federal income tax.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 68.7% and 69.9% for the quarter and nine months ended September 30, 1998 compared to 57.5% and 61.3% in the comparable year ago periods.

     The increase in the 1998 loss ratio was primarily a result of additional loss development from prior accident years recognized in 1998 and an increase in storm-related losses. The prior year loss development totaled $748,000 and $5.0 million in the third quarter and first nine months, respectively, and increased the loss ratio for the three and nine months ended September 30, 1998 by 4.2 and 9.8 percentage points. Storm-related losses from wind and hail totaled approximately $559,000 and $117,000 in the third quarter of 1998 and 1997, respectively, and were approximately $1,334,000 in the first nine months of 1998 versus $361,000 in the 1997 period.

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

     The following table sets forth the Company's policy acquisition costs for each of the three and nine month periods ended September 30, 1998 and 1997:

                                    Three months ended   Nine months ended
                                       September 30,        September 30,
                                    ------------------- --------------------
                                      1998        1997    1998        1997
                                    ---------  -------- ---------  ---------
                                                 (In thousands)
Commissions expense................ $  4,294   $ 4,097  $ 11,811   $ 12,148
Other premium related assessments,
   net.............................      499      (125)    1,391        561
Premium taxes......................    1,037       884     2,783      2,335
Excise taxes.......................       69        52       175        120
Dividends to policyholders, net....      (43)      694       107        792
Other expense......................        5        58        65        118
                                    ---------  -------- ---------  ---------
Total direct expenses..............    5,861     5,660    16,332     16,074

Indirect underwriting expenses.....    3,994     3,907    10,138      9,940
Commissions received from
   reinsurers......................   (4,806)   (2,946)  (11,874)    (4,688)
Adjustment for deferred acquisition
   costs...........................   (1,047)       77    (1,544)      (393)
                                    ---------  -------- ---------  ---------
Net policy acquisition costs....... $  4,002   $ 6,698  $ 13,052   $ 20,933
                                    =========  ======== =========  =========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 22.3% and 25.5% in the third quarter and first nine months of 1998 compared to 24.6% and 27.2% in the corresponding year ago periods. The average commission rates were 9.7% and 11.4% in the third quarter and first nine months of 1998 versus 10.5% and 12.7% in the year ago periods.

     Indirect expenses were 9.0% and 9.8% of total direct written and assumed premiums in the third quarter and first nine months of 1998, respectively, compared to 10.1% and 10.4% in the corresponding year ago periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume. Commissions received from reinsurers increased $1.9 million or 63% in the third quarter of 1998 compared to the 1997 quarter, and increased $7.2 million or 153% in the first nine months of 1998 compared to 1997, due to the purchase of additional reinsurance discussed previously which increased premiums ceded to reinsurers by 46% and 125% in the third quarter and first nine months of 1998 over the 1997 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 9.1% and 10.1% of gross premiums earned and commissions, fees and other income for the quarter and nine month period ended September 30, 1998, compared to 10.6% and 11.3% for the corresponding periods in 1997. During the second quarter of 1998, the Company adopted a stock option and stock grant plan (the "Plan") for certain non-employee directors of the Company. See Note 5 - Directors' Stock Option and Stock Grant Plan in Notes to Interim Consolidated Financial Statements for information concerning the Plan. Compensation expense related to the Plan in the amount of $272,000 is included in general and administrative expenses in the second quarter of 1998. Excluding the expense related to the Plan, general and administrative expenses declined 7% in the quarter and nine months ended September 30, 1998 compared to the 1997 periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $6.3 million of cash for operations in the first nine months of 1998 compared to cash provided by operations of $6.8 million in the first nine months of 1997. The 1998 use of cash was due primarily to the purchase of additional reinsurance described previously. See Note 3 - Notes Payable in Notes to Interim Consolidated Financial Statements for information concerning bank loans and the purchase of certain equipment which had previously been leased by Chandler USA.

     In April 1998, a subsidiary of the Company acquired 69,858 shares of the Company's common stock from an agent for approximately $524,000. These shares had previously been pledged to NAICO to secure certain obligations resulting from insurance business produced by another agent.

     Chandler USA is currently offering by private placement subordinated debentures in the aggregate principal amount of $22,000,000. See Note 4 - Recent Subordinated Debenture Offering in Notes to Interim Consolidated Financial Statements for information concerning the offering.

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

YEAR 2000 READINESS DISCLOSURES

     Computer software, hardware, microprocessor chips and other computer equipment use two digits to identify a particular year, and therefore may not recognize the number "00" or may recognize it as a year prior to 1999.
Unless computer equipment and software programs are modified to correct these data recognition problems ("Year 2000 Problems"), errors could result. These errors could cause damage to personal property and disrupt business practices and functions. In addition to potential problems from computer systems, potential problems could arise from equipment with embedded chips, such as vaults, elevators, aircraft and other systems not generally classified as information technology systems.

     The Company has taken action to understand the nature and extent of the work required to minimize data recognition difficulties with respect to its systems, products and infrastructures. The Company began work in 1995 to prepare its financial, information and other computer-based systems for the year 2000, including updating existing legacy systems, and such work is substantially complete at this time. The Company estimates the cost of updating these systems to be approximately $350,000, and such costs were expensed as they were incurred, primarily in the 1996 and 1997 years. The Company continues to evaluate the estimated costs associated with future efforts on actual experience. These efforts may involve additional costs.

     An independent evaluation of the Company's efforts to address Year 2000 Problems is ongoing. The Company estimates the cost of the independent evaluation to be approximately $225,000 which will be expensed as incurred. It is currently anticipated that this evaluation will be completed in the first quarter of 1999. This estimate is based on currently available information. Contingency plans are also being studied and formulated, with completion expected by mid-1999.

     The Company continues to study the complex issues related to insurance coverage for losses arising from the myriad potential fact situations connected with Year 2000 Problems and its liability to its insureds. The Company believes that the coverages NAICO provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 Problems. The Company has made no provisions for reserves based on potential Year 2000 Problems. NAICO expects to utilize coverage exclusion endorsements based on the individual underwriting of commercial accounts, and has adopted endorsements to its policies based on forms provided and filed for approval with various regulatory authorities by Insurance Services Office, Inc. ("ISO"). Use of these special endorsements is governed by the law and regulatory policies of states in which NAICO is authorized to do business. ISO may, from time to time modify such forms and NAICO may or may not modify its coverages accordingly.

     It is possible, however, that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage for losses attributable to Year 2000 Problems. Such decisions or legislation could have a material adverse impact on the Company's results of operations and financial condition. It is also possible that the Company may incur expenses defending claims for which it is ultimately determined there is no insurance coverage.

     Likewise, the Company cannot predict the adverse impact, if any, of Year 2000 Problems upon its agents, customers, reinsurers and others who are or may be indebted to the Company. It is possible that the credit or ability of others with whom the Company maintains commercial relationships may be adversely affected by one or more unforeseen circumstances caused by Year 2000 Problems.

                                                                      PAGE 17
PART II.                   OTHER INFORMATION
                           -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------
          In response to this item, the Company incorporates by reference to
          Note 2 - Litigation - to its Interim Consolidated Financial Statements contained elsewhere in this report.

Item 2.   CHANGES IN SECURITIES
          ---------------------
          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None

Item 5.   OTHER INFORMATION
          -----------------
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          None

                                                                      PAGE 18
                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 6, 1998          CHANDLER INSURANCE COMPANY, LTD.


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




                                   By: /s/ Mark C. Hart
                                       --------------------------------------
                                       Mark C. Hart
                                       Vice President & Treasurer
                                       (Principal Accounting Officer)