Form 10-K405
period 1998-12-31
CHANDLER INSURANCE CO LTD
filed 1999-03-31
CIK 792854

================================================================================


                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                           ----------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----
     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1999 was $21,742,568 (all currency is expressed in U.S. dollars). See "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" regarding registrant's assumptions about affiliates and possible changes in control.

     The number of common shares, $1.67 par value, of the registrant outstanding on February 28, 1999 was 6,941,708, which includes 544,475 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court. See "Item 3. LEGAL PROCEEDINGS."

                         DOCUMENTS INCORPORATED BY REFERENCE

     Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

================================================================================

                                                                       PAGE 1
                                       PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (viii) other factors such as the ongoing litigation matters involving a significant concentration of ownership of common stock.

ITEM 1.  BUSINESS

GENERAL

     The Company is a holding company organized and domiciled in the Cayman Islands whose wholly owned subsidiaries are engaged in various property and casualty insurance and reinsurance operations. The insurance products are underwritten by National American Insurance Company ("NAICO"), a Nebraska insurance company that is a wholly owned subsidiary of the Company. NAICO primarily provides property and casualty insurance coverage for businesses in various industries and political subdivisions, surety bonds for small contractors and group accident and health insurance. NAICO is licensed in 44 of the United States and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects.

     NAICO is rated "A- (Excellent)" by A.M. Best Company. A.M. Best Company's ratings range from the highest rating of "A++ (Superior)" to the lowest rating of "F (In Liquidation)." NAICO received an "A (Strong)" financial strength rating by Standard & Poor's during 1998. Standard & Poor's financial strength ratings range from the highest rating of "AAA (Extremely Strong)" to the lowest rating of "R (Regulatory Action)." These ratings are independent opinions of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     Chandler Insurance (Barbados), Ltd. ("CIB"), a Barbados company and a wholly owned subsidiary of the Company, principally reinsures risks underwritten by NAICO. NAICO retains a portion of each risk, then transfers the balance to other reinsurance companies including CIB. Such reinsurance arrangements are governed by reinsurance contracts between NAICO and each of its reinsurers and CIB and each of its reinsureds.

     One of the Company's wholly owned subsidiaries, LaGere & Walkingstick Insurance Agency, Inc. ("L&W"), an independent insurance agency based in Chandler, Oklahoma, represents various insurance companies, including NAICO, that provide a variety of property and casualty, individual and group life, medical and disability income coverages. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises.

     The Company conducts its business from the Cayman Islands in the British West Indies and is not subject to regulation as an insurance company in any jurisdiction within the United States of America. The Company is, however, subject to certain regulations of the Cayman Islands Monetary Authority (the "Monetary Authority"). CIB is subject to similar Barbados regulations. See "Regulation." Although CIB is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer it is required by the United States companies it reinsures to secure its reinsurance obligations by depositing acceptable securities in a trust for the benefit of the company ceding such obligations or by letters of credit in favor of the ceding company. See "Trust Arrangements and Special Deposits." NAICO is subject to minimum capital, audit, reporting, dividend and other requirements imposed by regulation upon United States insurance companies. See "Regulation."

INSURANCE PROGRAMS

STANDARD PROPERTY AND CASUALTY PROGRAM

     NAICO offers workers compensation, automobile liability and physical damage, general and umbrella liability and property coverages under its standard property and casualty program. In marketing these products, NAICO targets companies in the construction, retail, manufacturing, wholesale, service, oil and gas, and retail industries. NAICO writes this business principally in Oklahoma and Texas.

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies for school districts, counties and municipalities. As of January 31, 1999, NAICO insured 494 school districts in Oklahoma. In 1996, NAICO began marketing its political subdivisions program in Texas and as of January 31, 1999, insured 136 school districts in Texas. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability.

     In 1991, NAICO began writing property and casualty insurance for municipalities and counties in Oklahoma. NAICO has also begun writing property and casualty insurance for municipalities and counties in Texas and Missouri. The coverages offered include workers compensation, automobile and general liability, automobile physical damage, property and public officials liability insurance. As of January 31, 1999, NAICO insured 282 municipalities and counties in Oklahoma, Texas and Missouri.

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly referred to as contract performance bonds, to secure the performance of contractors and suppliers on construction projects. Individual bonds generally do not exceed $5 million, and an individual contractor generally does not have "work in progress" for both bonded and unbonded jobs in excess of $10 million. A substantial portion of this business is written in Oklahoma, Texas, New Mexico and California. NAICO also writes bail bonds, which guarantee that the principal will discharge obligations set by the court, as well as other types of miscellaneous bonds.

GROUP ACCIDENT AND HEALTH PROGRAM

     In January 1996, NAICO began offering excess accident and health coverage for small to medium-sized employers that self-insure a portion of their company medical plans. During 1997, NAICO began offering fully insured group accident and health coverage on a limited basis. NAICO generally writes this business in Oklahoma and Texas. NAICO is currently evaluating this program and may modify or discontinue certain portions of this program during 1999.

NONSTANDARD PRIVATE-PASSENGER AUTOMOBILE PROGRAM

     In late 1993, NAICO began writing nonstandard private-passenger automobile liability and automobile physical damage coverage in Oklahoma. During 1994, NAICO began writing a similar program in California and Arizona. The Oklahoma and Arizona portions of the program were discontinued in 1997. Effective July 1, 1997, NAICO entered into a 100% quota share reinsurance agreement to fully reinsure the risk in the California portion of the program. NAICO discontinued the California program during 1998.

LINES OF INSURANCE

     The following table shows net premiums earned as a percentage of total net premiums earned by each line of insurance written by the Company during the period indicated. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                       1994     1995     1996     1997    1998
                                      ------   ------   ------   ------  ------
Workers compensation..................   48%      46%      48%      47%     28%
Automobile liability..................   17       19       20       16      20
Other liability.......................    6        8       10       13      20
Surety................................   24       18       11       12      14
Automobile physical damage............    3        7        8        6       7
Accident and health...................    1        -        -        3       7
Property..............................    1        2        2        2       3
Inland marine.........................    -        -        1        1       1
                                      ------   ------   ------   ------  ------
     Total............................  100%     100%     100%     100%    100%
                                      ======   ======   ======   ======  ======

AGENCY AND BROKERAGE

     L&W is appointed by insurers to solicit applications for insurance policies, primarily in Oklahoma. L&W represents various personal and commercial lines insurance companies in marketing property and casualty insurance. L&W also markets individual and group life, medical and disability income coverage. Major target classes of business include political subdivisions, healthcare facilities, transportation companies, manufacturers, contractors, energy businesses, retailers, wholesalers and service organizations. L&W places a large portion of its property and casualty business with NAICO. It also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W places direct agency business as well as business from other agents with specialty insurance companies.

     L&W acts as a broker for NAICO, accepting applications for insurance and surety bonds from independent agents who, in many instances, are not agents appointed directly by NAICO. L&W also acts as an underwriter for a significant portion of NAICO's surety bond program.

UNDERWRITING AND CLAIMS

     Independent insurance agents submit applications for insurance coverage for prospective customers to NAICO. NAICO reviews a prospective risk in accordance with its specific underwriting guidelines. If the risk is approved and coverage is accepted by the insured, NAICO issues an insurance policy.

     NAICO has maintained a continuous contractual relationship with an underwriting manager for its bail bond program. During 1996, 1997 and 1998, the gross written premiums in this program were $2.7 million, $2.6 million and $2.8 million, respectively. This underwriting manager operates through a network of bail bond agents who submit applications to the underwriting manager. If the application meets the specific guidelines set by the underwriting manager, a bail bond is issued. This underwriting manager is an independent contractor and is responsible for collection of all premiums and payment of all commissions to bail bond agents. Additionally, it is responsible for all claims and recoveries and is required to maintain collateral security for each bond.

     The underwriting manager responsible for the California and Arizona portions of the nonstandard private-passenger automobile program produced $11.9 million, $12.3 million and $4.0 million of NAICO's direct written and assumed premiums in 1996, 1997 and 1998, respectively. The program underwritten by this underwriting manager was discontinued in 1998.

     NAICO's claim department reviews and administers all claims. When a claim is received, it is reviewed and assigned to an in-house claim adjuster based on the type and geographic location of the claim, its severity and its class of business. NAICO's claim department is responsible for reviewing each claim, obtaining necessary documentation and establishing loss and loss adjustment expense reserves. NAICO's in-house claims staff handles and supervises the claims, coordinates with outside legal counsel and independent claims adjusters if necessary, and processes the claims to conclusion.

REINSURANCE

     In the ordinary course of business, NAICO cedes insurance risks and a portion of the insurance premiums to its reinsurers under various reinsurance contracts that cover individual risks (facultative reinsurance) or entire classes of business (treaty reinsurance). Reinsurance provides greater diversification of insurance risk associated with business written and also reduces NAICO's exposure from high policy limits or from catastrophic events and hazards of an unusual nature. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. In formulating its reinsurance programs, NAICO considers numerous factors, including the financial stability of the reinsurer, the reinsurer's ability to provide sufficient collateral (if required), reinsurance coverage offered and price.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 1999 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 1999 as applicable.

     NAICO has structured separate reinsurance programs for construction surety bonds, property (including inland marine), workers compensation, casualty (including automobile liability and physical damage, general liability, umbrella liability, and related professional liability) and group accident and health. CIB reinsures NAICO for a portion of the risk on NAICO's construction surety bonds, workers compensation and casualty reinsurance programs.

     Under the 1997 workers compensation reinsurance program, the combined net retention for NAICO and CIB was $1,000,000 of loss per occurrence. During 1998, the combined net retention was reduced to 70% of the first $10,000 of loss per occurrence.

     The combined net retention under the 1997 casualty reinsurance program was $500,000 of loss per occurrence. During 1998, the combined net retention was reduced to $250,000 of loss per occurrence.

     Under the 1997 construction surety bond reinsurance program, the combined net retention was $500,000 per bond or per principal (e.g., contractor). During 1998, the combined net retention was reduced to $250,000 per bond or per principal.

     NAICO retains 30% of the first $500,000 of risk for each loss per location under its property reinsurance program. Under the group accident and health program, NAICO retains the first $50,000 in excess of the self-insured retention for each insured person, each policy, and the first $100,000 (or the first $250,000 for cases exceeding 400 covered employees) of losses in excess of the self-insured aggregate retention. NAICO retains the first $100,000 of risk for each insured person for fully insured cases under its group accident and health program.

     NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     The following table sets forth certain information related to NAICO's five largest reinsurers (excluding CIB) determined on the basis of net reinsurance recoverables as of December 31, 1998.


                                                NET            CEDED        A.M.
                                            REINSURANCE     REINSURANCE   BEST CO.
NAME OF REINSURER                          RECOVERABLE (1)    PREMIUMS     RATING
-----------------------------------        ---------------  -----------  ----------
                                                     (In thousands)

First Excess and Reinsurance Corporation.. $        15,613  $    21,420      A
Reliance Insurance Company................          13,948       19,111      A-
SCOR Reinsurance Company..................           5,196        8,061      A+
Jefferson Insurance Company of New York...           2,345        3,638      A
Swiss Reinsurance America Corporation.....           1,900        2,889      A+
                                           ---------------  -----------
   Top five reinsurers.................... $        39,002  $    55,119
                                           ===============  ===========
   All reinsurers......................... $        54,178  $    68,793
                                           ===============  ===========
Percentage of total represented by
   top five reinsurers....................           72.0%        80.1%
--------------------------------------------

(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and unearned premium reserves recoverable from reinsurers as of December 31, 1998.


     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. During 1996, 1997 and 1998, NAICO charged to policy acquisition costs $2.1 million, $527,000 and $50,000, respectively, in uncollectible reinsurance recoverables from unaffiliated reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS."

LOSS AND UNDERWRITING EXPENSE RATIOS

     The combined loss and underwriting expense ratio ("Combined Ratio") is the traditional measure of underwriting experience for property and casualty insurance companies. It is the sum of the ratios of (i) incurred losses and loss adjustment expenses to net premiums earned ("loss ratio") and (ii) underwriting expenses to net premiums written and assumed ("underwriting expense ratio").

     The following table shows the underwriting experience of the Company for the periods indicated by line of insurance written. Adjustments to reserves made in subsequent periods are reflected in the year of adjustment. In the following table, incurred losses include paid losses and loss adjustment expenses, net changes in case reserves for losses and loss adjustment expenses and net changes in reserves for incurred but not reported losses and loss adjustment expenses. See also "Reserves" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                             YEAR ENDED DECEMBER 31,
                                ------------------------------------------------
                                  1994      1995      1996      1997      1998
                                --------  --------  --------  --------  --------
                                             (Dollars in thousands)
Workers compensation:
    Net premiums earned.........$39,183   $37,066   $42,813   $44,954   $19,651
    Loss ratio..................     65%       62%       53%       66%       71%
Automobile liability:
    Net premiums earned.........$13,551   $15,498   $17,581   $15,593   $14,139
    Loss ratio..................    108%       74%       98%       89%       75%
Other liability:
    Net premiums earned.........$ 4,759   $ 6,579   $ 8,656   $12,209   $14,045
    Loss ratio..................     63%       43%       60%       49%       70%
Surety:
    Net premiums earned.........$19,950   $14,237   $10,123   $11,256   $10,101
    Loss ratio..................     51%       56%      (1)%        9%       16%
Automobile physical damage:
    Net premiums earned.........$ 2,342   $ 5,881   $ 6,788   $ 5,726   $ 4,702
    Loss ratio..................     64%       68%       74%       60%       85%
Accident and health:
    Net premiums earned.........$   754   $   230   $   564   $ 2,529   $ 4,646
    Loss ratio..................     70%      (49)%      56%       43%       91%
Property:
    Net premiums earned.........$   982   $ 1,369   $ 1,467   $ 1,912   $ 2,332
    Loss ratio..................     80%       73%      114%       74%      136%
Inland marine:
    Net premiums earned.........$    76   $   227   $ 1,294   $   500   $   448
    Loss ratio..................  (154)%       84%      115%      195%      123%
Total:
    Net premiums earned.........$81,597   $81,087   $89,286   $94,679   $70,064
    Loss ratio..................     69%       62%       60%       61%       68%
    Underwriting expense
        ratio (1)...............     34%       39%       46%       39%       37%
                                --------  --------  --------  --------  --------
    Combined Ratio (1)..........    103%      101%      106%      100%      105%
                                ========  ========  ========  ========  ========
--------------------------------

(1) Litigation expenses are not considered underwriting expenses; therefore, such costs have been excluded from these ratios. The 1996 underwriting expense ratio was increased by four percentage points by a reinsurance arbitration adjustment and the termination of relations with the Company's former surety bond underwriting manager.

RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and/or reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and CIB and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for losses and loss adjustment expenses were approximately $3.8 million and $5.3 million at December 31, 1997 and 1998, respectively.

     CIB reports its reserves on the basis of United States generally accepted accounting principles ("U.S. GAAP"), which does not differ from the manner in which they are reported to the Monetary Authority and the Supervisor of Insurance of Barbados. NAICO's statutory-based reserves (reserves calculated in accordance with an insurer's domiciliary state insurance regulatory authorities) do not differ from its U.S. GAAP reserves. Neither NAICO nor CIB discounts its reserves for unpaid losses or loss adjustment expenses.

     NAICO participates in various pools covering workers compensation risks for insureds who were unable to purchase this coverage from an insurance company on a voluntary basis. In addition, NAICO receives direct assignments to write workers compensation for such insureds in lieu of participating in the pools. The consolidated financial statements reflect the reserves for unpaid losses and loss adjustment expenses and net premiums earned from its participation in the pools and from these direct assignments.

     There may be significant reporting lags between the occurrence of the insured loss and the time it is actually reported to the insurer. The inherent uncertainties in estimating insurance reserves are generally greater for casualty coverages, such as workers compensation, general and automobile liability, than for property coverages primarily due to the longer period of time that typically elapses before a definitive determination of ultimate loss can be made, which is also affected by changing theories of legal liability and changing political climates.

     There are significant additional uncertainties in estimating the amount of reserves required for environmental, asbestos-related and other latent exposure claims, including a lack of historical data, long reporting delays and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and frequently inconsistent conclusions as to when the loss occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted.

     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward between the time a claim arises and the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits described by state law and are estimated based on the same factors generally discussed above, which may include, where state law permits, inflation adjustments for rising benefits over time.

     Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries and the legal jurisdiction where the incident occurred.

     The following table sets forth a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses which are net of reinsurance deductions for the years indicated.

                                                     YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------
                                      1994        1995        1996        1997         1998
                                  ----------  ----------  ----------  ----------   ----------
                                                        (In thousands)
Net balance before provision for
   uncollectible reinsurance at
   beginning of year............. $ 110,253   $  97,894   $  81,388   $  64,430    $  62,890
                                  ----------  ----------  ----------  ----------   ----------
Net losses and loss adjustment
    expenses incurred related to:
      Current year...............    54,753      50,975      53,314      53,704       42,724
      Prior years................     1,119        (432)         77       3,808        5,155
                                  ----------  ----------  ----------  ----------   ----------
         Total...................    55,872      50,543      53,391      57,512       47,879
                                  ----------  ----------  ----------  ----------   ----------
Net paid losses and loss adjustment
    expenses related to:
      Current year...............   (18,433)    (21,106)    (23,836)    (22,214)     (23,152)
      Prior years................   (49,798)    (45,943)    (46,513)    (36,838)     (36,423)
                                  ----------  ----------  ----------  ----------   ----------
         Total...................   (68,231)    (67,049)    (70,349)    (59,052)     (59,575)
                                  ----------  ----------  ----------  ----------   ----------
Net balance before provision for
   uncollectible reinsurance at
   end of year...................    97,894      81,388      64,430      62,890       51,194
Adjustments to reinsurance
   recoverables on unpaid
   losses for uncollectible
    reinsurance..................       698         629         777       1,163          745
                                  ----------  ----------  ----------  ----------   ----------
Net balance at end of year....... $  98,592   $  82,017   $  65,207   $  64,053    $  51,939
                                  ==========  ==========  ==========  ==========   ==========

     The following table represents the development of net balance sheet reserves for 1989 through 1998. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative deficiency" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance for the last seven years presented.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1992 for claims that occurred in 1989 will be included in the cumulative deficiency amount for years 1989, 1990, 1991 and 1992. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                    DEVELOPMENT OF RESERVES
                                                        AS OF DECEMBER 31,
                     -------------------------------------------------------------------------------------------------------------
                        1989       1990       1991       1992       1993       1994       1995       1996       1997       1998
                     ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                      (In thousands)
Net reserve for
  unpaid losses and
  loss adjustment
  expenses (1).......$  62,738  $ 125,348  $ 144,430  $ 119,963  $  99,685  $  98,592  $  82,017  $  65,207  $  64,053  $  51,939

Net paid (cumulative)
  as of
  One year later.....   35,715     67,898     78,323     61,417     49,798     45,943     46,513     36,837     36,423
  Two years later....   71,176    114,793    120,319     94,047     73,225     72,718     65,754     52,078
  Three years later..   89,987    136,134    144,900    109,885     90,909     85,006     72,206
  Four years later...   98,556    150,709    155,816    122,757     98,193     88,986
  Five years later...  104,545    155,589    165,357    127,725    100,117
  Six years later....  106,418    159,396    168,509    129,070
  Seven years later..  108,216    160,358    169,494
  Eight years later..  108,542    160,771
  Nine years later...  108,553

Net liability
  re-estimated
  as of (1)
  One year later.....   84,534    144,798    160,938    125,202    100,804     98,160     82,094     69,015     69,208
  Two years later....  100,219    156,986    163,100    127,557    101,467     96,279     84,023     71,183
  Three years later..  106,624    157,264    166,807    129,449    101,539     98,549     84,277
  Four years later...  107,097    160,961    167,935    129,958    102,626     98,750
  Five years later...  109,262    160,481    169,143    131,109    103,275
  Six years later....  108,652    160,736    170,077    131,522
  Seven years later..  108,635    161,117    170,403
  Eight years later..  108,645    161,395
  Nine years later...  108,730

Net cumulative
  deficiency.........$ (45,992) $ (36,047) $ (25,973) $ (11,559) $  (3,590) $    (158) $  (2,260) $  (5,976) $  (5,155) $       -

Supplemental gross data:

  Gross liability after reclassification of
    pools - end of year...............................$ 225,610  $ 179,815  $ 156,060  $ 128,794  $  79,639  $  74,929  $  80,909
  Reclassification of pool liabilities (1)............  (18,875)   (15,694)         -          -          -          -          -
                                                      ---------- ---------- ---------  ---------- ---------- ---------- ----------
  Gross liability before reclassification of
    pools - end of year (1)...........................$ 206,735  $ 164,121  $ 156,060  $ 128,794  $  79,639  $  74,929  $  80,909
  Reinsurance recoverable.............................   86,772     64,436     57,468     46,777     14,432     10,876     28,970
                                                      ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Net liability - end of year (1).....................$ 119,963  $  99,685  $  98,592  $  82,017  $  65,207  $  64,053  $  51,939
                                                      ========== ========== ========== ========== ========== ========== ==========

  Gross re-estimated liability - latest (1)...........$ 210,499  $ 162,687  $ 155,466  $ 132,309  $  91,940  $  84,131
  Re-estimated recoverable - latest...................   78,977     59,412     56,716     48,032     20,757     14,923
                                                      ---------- ---------- ---------- ---------- ---------- ----------
  Net re-estimated liability - latest (1).............$ 131,522  $ 103,275  $  98,750  $  84,277  $  71,183  $  69,208
                                                      ========== ========== ========== ========== ========== ==========
  Gross cumulative (deficiency) redundancy............$  (3,764) $   1,434  $     594  $  (3,515) $ (12,301) $  (9,202)
                                                      ========== ========== ========== ========== ========== ==========
------------------------------------------------------

(1)  The December 31, 1993 and prior amounts do not include the reclassification of pool liabilities.


TRUST ARRANGEMENTS AND SPECIAL DEPOSITS

     Under the reinsurance arrangements with NAICO, CIB has entered into a trust arrangement and established a trust account in favor of NAICO into which investments are deposited. The amount required in the trust account is adjusted periodically to secure losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and unearned premium reserves after giving effect for any reinsurance premiums receivable from NAICO. NAICO requires substantially the same trust arrangements or irrevocable letters of credit from all of its non-admitted reinsurers.
This not only provides security to NAICO concerning such reinsurance obligations but also enables NAICO to take credit on its statutory financial statements for such reinsurance pursuant to state laws and regulations.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in those states. For additional information see Notes to Consolidated Financial Statements.

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

     Fixed-maturity investments are purchased to support the investment strategies of the Company and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax
considerations, regulatory requirements and their mix of business.   At the
time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of shareholders' equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

     As of December 31, 1998, all of the investments of CIB and of NAICO were in fixed-maturity investments (rated Aa3 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts, a collateralized repurchase agreement and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. Madison Scottsdale, L.C. is responsible for managing $24.9 million of CIB's portfolio at December 31, 1998. The remainder is managed by the Investment Committee of the Company's Board of Directors. Approximately $77.5 million of NAICO's investment portfolio at December 31, 1998 is managed by Madison Scottsdale, L.C. The remainder is managed by the Investment Committee of its Board of Directors. For additional information, see "Trust Arrangements and Special Deposits" and Notes to Consolidated Financial Statements.

     During 1997, NAICO received 19,371 shares of class B common stock of the Insurance Services Office, Inc. ("ISO") in connection with ISO's conversion to a for-profit corporation. ISO has placed certain limitations on the transfer or sale of the class B common stock, one of which restricts ownership of the shares to insurance companies whose primary activity is the writing of insurance or the reinsuring of risk underwritten by insurance companies.

RECENT DEBENTURE OFFERING

     Chandler (U.S.A.), Inc. ("Chandler USA"), a wholly owned subsidiary of CIB, is offering debentures in the aggregate principal amount of $24,000,000 (the "Debentures"). The terms of the Debentures including the interest rate and redemption date have not been determined. Chandler USA plans to use the proceeds of the offering to repay amounts due to CIB; to retire Chandler USA's existing bank debt; and for general corporate purposes. The Debentures are subject to certain transfer restrictions. The Company and its subsidiaries and affiliates, other than Chandler USA, are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

EMPLOYEES AND ADMINISTRATION

     The Company and CIB have no employees. Day-to-day management of the Company's operations and administrative affairs is performed in the Cayman Islands by Chandler Insurance Management, Ltd. ("CIM"), a wholly owned subsidiary of the Company. Day-to-day management of CIB's operations and administrative affairs is performed in Barbados by Chandler Insurance Management (Barbados), Ltd. ("CIM Barbados"), a wholly owned subsidiary of the Company. Steven R. Butler, the Vice President-Administration of the Company and the President of CIB, is the Financial Director of CIM and the Treasurer and a director of CIM Barbados.

     At December 31, 1998, the subsidiaries of the Company organized under the laws of the United States had approximately 357 full-time employees.
The subsidiaries have generally enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience pricing competition as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole.

REGULATION

REGULATION IN GENERAL

     The Company's insurance subsidiaries are subject to regulation by government agencies in the jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premiums, unpaid losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders and the filing of periodic reports with respect to financial condition and other matters. In addition, regulatory examiners perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders or creditors.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in those states.

     In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the laws of the Cayman Islands and the Company and all of its affiliates are subject to regulation under the Nebraska Insurance Holding Company System Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates.

     NAICO is also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as product liability, environmental damage and workers compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through coverage repricing, if permitted by applicable regulations, or limitations or cessation of the affected business.

     The Company and NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a wholly owned subsidiary of the Company, hold Unrestricted Class "B" Insurer's Licenses under provisions of the Insurance Law (1998 Revision) as amended of the Cayman Islands (the "Cayman Insurance Law"). An insurance company that is issued a Class "B" Insurer's License in the Cayman Islands is limited to writing insurance risks in jurisdictions other than the Cayman Islands.

     The Company, NAICO Indemnity and CIM are regulated by the Monetary Authority and must comply with the Cayman Insurance Law. The Monetary Authority has broad discretionary powers to regulate the operations of insurance companies in the Cayman Islands, including among other things the approval of shareholders that may own shares in such companies and the establishment of insurance ratio guidelines such as the ratio of net premium income to shareholders' equity. Such regulation is generally less restrictive than that of state insurance regulatory agencies in the United States.

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

     Under the Cayman Insurance Law, any change in the information supplied on the application for the license must receive the prior approval of the Monetary Authority. Therefore, licensed insurers must generally obtain prior approval of the Monetary Authority of changes in their shareholders or their shareholdings. The Company has, however, obtained an exemption from such approval for shareholders owning 5% or less of the issued common shares of the Company. CIM obtained prior approval from the Monetary Authority before acquiring common shares of the Company.

     CIB is licensed as an "exempt insurance company" by the Barbados Minister of Finance pursuant to the Barbados Exempt Insurance Act, Chapter 308A. That statute requires the maintenance of a minimum level of capital, payment of applicable annual taxes, annual preparation and filing of audited financial statements, and establishes standards of solvency that must be maintained. Exempt insurance companies are exempted from the provisions of the Barbados Exchange Control Act. CIB and CIM Barbados are subject to regulation by the Supervisor of Insurance in Barbados.

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

INSURANCE REGULATION CONCERNING CHANGE OR ACQUISITION OF CONTROL

     NAICO is a domestic property and casualty insurance company organized under the insurance laws of Nebraska (the "Insurance Code"). The Insurance Code provides that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%.

     In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist such as undue market concentration.

     Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Nebraska Department of Insurance and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Because such requirements are primarily for the benefit of policyholders, they may deter, delay or prevent certain transactions that could be advantageous to the shareholders or creditors of the Company.

RESTRICTIONS ON SHAREHOLDER DIVIDENDS

     A significant portion of the Company's consolidated assets represents assets of the Company's insurance subsidiaries that may not be immediately transferable to the holding company in the form of shareholder dividends, loans, advances or other payments. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, operating income and investment income, as determined under statutory accounting practices.

     Statutes and regulations governing NAICO and other insurance companies domiciled in Nebraska regulate the payment of shareholder dividends and other payments by NAICO to Chandler USA. Under applicable Nebraska statutes and regulations, NAICO is permitted to pay shareholder dividends only out of statutory earned surplus. To the extent NAICO has statutory earned surplus, NAICO may pay shareholder dividends only to the extent that such dividends are not defined as extraordinary dividends or distributions. If the dividends are, under applicable statutes and regulations, extraordinary dividends or distributions, regulatory approval must be obtained. Under the applicable Nebraska statute, and subject to the availability of statutory earned surplus, the maximum shareholder dividend that may be declared (or cash or property distribution that may be made) by NAICO in any one calendar year without regulatory approval is the greater of (i) NAICO's statutory net income, excluding realized capital gains, for the preceding calendar year plus statutory net income, excluding realized capital gains, from the second and third preceding calendar years, that was not paid in dividends or other distributions; or (ii) 10% of NAICO's statutory policyholders' surplus as of the preceding calendar year end, not to exceed NAICO's statutory earned surplus.

     As of December 31, 1998, NAICO had statutory earned surplus of $12.6 million. Applying the Nebraska statutory limits described above, the maximum shareholder dividend NAICO may pay in 1999 without approval of the Nebraska Department of Insurance is $7.3 million. The maximum shareholder dividend that NAICO could have paid in 1998 was $8.1 million; however, $6.0 million in shareholder dividends were paid by NAICO to Chandler USA in 1998. The maximum shareholder dividend that NAICO could have paid in 1997 and 1996, respectively, was $4.2 million and $4.0 million; NAICO did not pay any shareholder dividends during those years.

     In addition to the statutory limits described above, the amount of shareholder dividends and other payments to affiliates permitted can be further limited by contractual or regulatory restrictions or other agreements with regulatory authorities restricting dividends and other payments, including regulatory restrictions that are imposed as a matter of administrative policy. If insurance regulators determine that payment of a shareholder dividend or other payments to an affiliate (such as payments under a tax sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would be hazardous to such insurance company's policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.

     The payment of cash dividends by CIB is limited to its realized earned surplus and margin of solvency requirements. CIB has not paid any cash shareholder dividends.

RISK-BASED CAPITAL

     The National Association of Insurance Commissioners has adopted a methodology for assessing the adequacy of statutory surplus of domestic property and casualty insurers. This methodology is described in the Risk Based Capital Model Act (the "RBC Model Act"), a model recommended by the National Association of Insurance Commissioners for adoption. The RBC Model Act includes a risk-based capital requirement that requires insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in the insurance company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential under-capitalized companies. Under the formula, an insurer determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Insurers below the specific ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                          Ratio of Total Adjusted Capital to
                                             Authorized Control Level RBC
  Regulatory Event (1)                          (Less than or equal to)
  --------------------                    ----------------------------------
  Company Action Level (2)...............                 2.0
  Regulatory Action Level (3)............                 1.5
  Authorized Control Level (4)...........                 1.0
  Mandatory Control Level (5)............                 0.7
  -----------------------

(1) When an insurer's ratio exceeds 2.0, it is not subject to regulatory attention under the RBC Model Act.

(2) "Company Action Level" requires an insurer to prepare and submit an RBC Plan to the insurance commissioner of their state of domicile. After review, the insurance commissioner will notify the insurer if the Plan is satisfactory.

(3) "Regulatory Action Level" requires the insurer to submit an RBC Plan, or if applicable, a Revised RBC Plan to the insurance commissioner of their state of domicile. After examination or analysis, the insurance commissioner will issue an order specifying corrective actions to be taken.

(4) "Authorized Control Level" authorizes the insurance commissioner to take such regulatory actions considered necessary to protect the best interest of the policyholders and creditors of an insurer which may include the actions necessary to cause the insurer to be placed under regulatory control (i.e., rehabilitation or liquidation).

(5) "Mandatory Control Level" authorizes the insurance commissioner to take actions necessary to place the insurer under regulatory control (i.e., rehabilitation or liquidation).

The ratios of total adjusted capital to authorized control level RBC for NAICO were 5.9:1 and 7.5:1 at December 31, 1997 and 1998, respectively.
Therefore, NAICO's capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had three 1998 ratios that were outside of the "usual values." In 1998, NAICO experienced a "change in net writings" of minus 43%, compared to a usual value of plus or minus 33%. NAICO's gross premiums written during 1998 increased 9%; however, the purchase of additional reinsurance coverages resulted in significantly lower net premiums written. NAICO's "surplus aid to surplus" during 1998 was 15% compared to a usual value of less than 15%. Ceding commissions received from reinsurers increased significantly during 1998 due to the purchase of additional reinsurance coverages. NAICO's "investment yield" as calculated using the IRIS formula was 4.2% during 1998 compared to a usual value of 4.5% to 10%. NAICO maintains a high-quality investment portfolio, approximately 19% of which was invested in tax-exempt bonds as of December 31, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Reinsurance." NAICO had no ratios which varied from the "usual value" ranges in 1997.

                                                                       PAGE 11
EFFECT OF FEDERAL LEGISLATION

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

         FOREIGN TAXES. The Company, CIB and NAICO Indemnity are not obligated to pay any income or capital gains taxes in the Cayman Islands or Barbados. The Company is required to pay an annual fee based on its authorized capital, plus an annual license fee. CIB is required to pay an annual license fee. The Company, NAICO Indemnity and CIB have received tax concession guarantees from the Cayman Islands or Barbados, as applicable, for all taxes levied upon profits, income, gains and appreciation that are valid through September 30, 2003, March 10, 2012 and May 19, 2003, respectively.

         UNITED STATES EXCISE TAXES. Foreign insurance and reinsurance companies such as the Company, NAICO Indemnity and CIB are subject to a 1% United States excise tax on reinsurance premiums received with respect to reinsured risks located in the United States and a 4% United States excise tax on direct premiums written and received with respect to insured risks located in the United States.

         UNITED STATES TAXATION OF SHAREHOLDERS. Under Section 951(b) of the Internal Revenue Code of 1986 as amended (the "Code"), any United States corporation, citizen, resident or other United States person who owns, directly or indirectly, or is considered to own (by application of the rules of constructive ownership set forth in Code Section 958(b), generally applying to family members, partnerships, estates, trusts or controlled corporations) 10% or more of the total combined voting power of all classes of voting stock of the Company will be considered a "United States shareholder" for United States income tax purposes. If such "United States shareholders" collectively own more than 25% of the value or combined voting power of all classes of the Company's stock for an uninterrupted period of 30 days or more during any taxable year, each "United States shareholder" will be required to include in his gross income his share of the Company's "subpart F insurance income," whether or not this income is distributed to him. The Company's "subpart F insurance income" would include, among other items, income (including premium and investment income) derived from the reinsurance of risks located outside the Company's country of incorporation. In addition, if such "United States shareholders" collectively own more than 50% of the Company's stock for an uninterrupted period of 30 days or more during any taxable year, each "United States shareholder" will be required to include in gross income the Company's "other subpart F income" and amounts under Section 956, whether or not such income and amounts are distributed to him. The Company's Section 956 amounts would include certain amounts invested by the Company in U.S. property. The Company's "other subpart F income" would include most interest and other investment income and gains. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Possible Change in Control."

     Currently, M. J. Moroun, individually and through CenTra, Inc. ("CenTra") and their affiliates (the "Moroun Group"), beneficially owns roughly 45% of the outstanding voting stock of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Other Matters Regarding Beneficial Ownership." The Company is not aware of any other U.S. shareholders who currently own (directly or indirectly) 10% or more of the Company's stock. Assuming that the Moroun Group is considered to own the value and voting power of shares that it owns directly or indirectly, notwithstanding certain temporary restraints on its right to vote such stock, the Company will be treated as a controlled foreign corporation ("CFC"), at least with respect to its "subpart F insurance income," and possibly with respect to its "other subpart F income" and Section 956 amounts, and the Moroun Group and any other "United States shareholders" may be subject to tax on the Company's "subpart F insurance income" and possibly also its "other subpart F income" and Section 956 amounts.

     Under Section 953(c) of the Code, if U.S. persons indirectly own (i.e., through ownership of the Company) 25% or more of the total combined voting power of all classes of CIB's stock entitled to vote or 25% or more of the total value of CIB's stock, then each such person is required to include in his gross income a portion of any insurance income of CIB attributable to a policy of insurance or reinsurance with respect to which the person insured (directly or indirectly) is a related person to a shareholder in CIB ("related person insurance income" or "RPII"). Under these rules, all U.S. persons who own stock in the Company would generally be required, subject to the exception discussed hereinafter, to include in their gross incomes a portion of the RPII received by CIB from NAICO. However, related person insurance income of CIB need not be included in the income of a U.S. person who is not a "United States shareholder," as defined above, if, at all times during CIB's taxable year, less than 20% of the total combined voting power of all classes of stock of CIB and less than 20% of the total value of CIB is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by CIB, or who are related persons to any such person.

     In connection with its examination of the 1992 federal income tax return of Chandler USA, the Internal Revenue Service (the "IRS") contended that CIB did not qualify, for its 1992 and subsequent taxable years, for the exception to the inclusion of RPII for all U.S. persons who hold the Company's stock, because the Company owns more than 20% of the voting power and value of CIB, and the Company is a related party to NAICO, which purchases reinsurance from CIB. However, Chandler USA believed, and asserted to the IRS that U.S. persons who hold less than 5.5% of the stock of the Company should not be required to include any RPII of CIB in their incomes. The IRS agreed with Chandler USA's position on this issue, and a formal closing agreement was executed in 1996.

     Under Section 552 of the Code, the Company or any foreign subsidiary may be classified as a foreign personal holding company ("FPHC") if (i) at least 60% (or in the case of any corporation that has been classified as an FPHC in a previous year, 50%) of its gross income for the taxable year is FPHC income and (ii) at any time during the taxable year more than 50% of the total voting power or the total value of the stock of such company is owned (directly or indirectly) by or for not more than five individuals who are citizens or residents of the United States. FPHC income generally includes interest, royalties, annuities, gains from the sale or exchange of stock or securities and dividends, other than the non-FPHC portion of dividends. For purposes of determining a person's stock ownership, stock owned by a corporation will be considered to be owned proportionately by its shareholders. Hence, each ultimate individual owner of the Company will be treated as owning a portion of the stock of the Company determined by looking through all intermediate ownership entities. If the Company or any foreign subsidiary is classified as an FPHC by application of the above-stated rules, then each U.S. person owning stock in the Company or such foreign subsidiary will be required to include in his gross income, as a dividend, for the taxable year an amount equal to his share of the undistributed FPHC income of such corporation. Although management has concluded that the Company and its foreign subsidiaries satisfy the 50% ownership test, none of the foreign subsidiaries satisfy the 60% gross income test, and the Company did not receive any material income for its taxable years ending in 1996, 1997 and 1998.

     Under Section 542 of the Code, the Company and each of its subsidiaries may be classified as a personal holding company ("PHC"). A corporation will be classified as a PHC if (i) it is not an FPHC or a passive foreign investment company ("PFIC"); (ii) at least 60% of its adjusted ordinary gross income (as defined in Section 543) for the taxable year is PHC income; (e.g., dividends, interest, annuities, royalties and rents) and
(iii) at any time during the last half of the taxable year more than
50% in value of its outstanding stock is owned (directly or indirectly)
by or for not more than five individuals. In the case of an affiliated group filing or required to file a consolidated U.S. income tax return, the 60% test is generally applied to the affiliated group as a whole and no members of the affiliated group will be considered to satisfy the 60% test
unless the affiliated group meets the 60% test.   If either the Company or
any of its subsidiaries are classified as a PHC, such PHC will be subject to a PHC tax equal to 39.6% of the undistributed PHC income. Based on the proportion of the gross income of the Company and each of its subsidiaries that consisted of PHC income, the Company's management believes that neither the Company nor any of its subsidiaries constituted a PHC for its taxable years ending in 1996, 1997 and 1998.

         UNITED STATES INCOME TAXATION OF THE COMPANY AND ITS SUBSIDIARIES. CIB is organized and endeavors to conduct its business from Barbados and not within the United States. Accordingly, CIB does not presently file
United States income tax returns. Pursuant to United States Treasury Regulations, CIB has filed, and will continue to file, protective returns for its taxable years ending after July 31, 1990 indicating that it is not engaged in business in the United States and that even if it is so engaged it does not conduct such business through a permanent establishment in the United States so that, under the U.S.-Barbados Income Tax Treaty it is not subject to United States Federal income tax on its insurance income.
However, since neither the Code, court decisions nor regulations definitively describe activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the IRS will not successfully contend that CIB is engaged in a trade or business in the United States through a permanent establishment on the basis that the Company's affiliates or its shareholders, employees, officers or directors are agents of CIB in the United States. If CIB is deemed to be so engaged, it will be subject to United States income tax on its income that is effectively connected with the conduct of that trade or business. Such income tax, if imposed, would be computed on the effectively connected income in a manner comparable to the computation of income of a domestic insurance corporation, except that (i) CIB may be subject to an additional "branch profits tax" on deemed dividend equivalents and interest payments, and (ii) CIB's applicable deductions and credits will be disallowed if it fails to file a return for its taxable years ended prior to July 31, 1990 or to timely file the protective United States income tax return described above for taxable years ended after July 31, 1990. CIB has not filed a return for the taxable years ended prior to July 31, 1990.

     Regardless of whether CIB is considered to be engaged in a trade or business in the United States, it is subject to United States income tax on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the United States as enumerated in
Section 881(a) of the Code, including dividends and related party interest but generally excluding interest from unrelated parties. This tax is imposed on the gross amount of such income, generally at a fixed 30% rate but, in the case of dividends from Chandler USA to CIB, at a 5% rate. The United States person responsible for payment of such items of income to CIB is obligated to withhold this tax before payment is made to CIB.

     NAICO is subject to tax on its taxable income under subchapter L of the Code. Reinsurance premiums paid by NAICO are generally deductible for this purpose. The IRS in Revenue Ruling 77-316 has taken the position that where a United States parent corporation and its domestic subsidiaries insure their risks with an offshore subsidiary, the premiums paid to the offshore corporation are not deductible by the United States corporation and, if paid by the United States subsidiaries, are constructive distributions to the United States parent. Certain court cases have supported the IRS's position that premiums paid by a parent to its subsidiary are not deductible. The IRS could argue that premiums paid to CIB should not be deductible and that instead, to the extent of Chandler USA's earnings and profits, they should be characterized as dividends subject to a 5% withholding tax.

     The IRS has the authority under Section 482 of the Code to reallocate income, deductions and credits among related taxpayers. If the IRS were successfully to contend that a portion of the premiums paid by NAICO to CIB exceeded an arm's length premium, such excess amount would probably be characterized as a distribution by Chandler USA to CIB with the result that the United States consolidated group would not be permitted a deduction, and CIB would be subject to a 5% withholding tax with respect to such excess amount.

     Any determination that CIB was engaged in business in the United States, any disallowance of deductions for most or all of the reinsurance premiums paid by NAICO to CIB or any substantial reallocation of income from CIB to NAICO would cause substantially all of the Company's consolidated net income before income taxes to be subject to United States income tax with credit given for income and excise taxes previously paid.

         DISPOSITIONS OF COMMON SHARES. Subject to the discussion below relating to the potential application of Section 1248 of the Code, a United States shareholder will generally, upon the sale or exchange of any common shares of the Company, recognize a gain or loss for United States income tax purposes equal to the difference between the amount realized upon such sale or exchange and the shareholder's basis in the common shares of the Company. If the shareholder's holding period for such common shares of the Company is more than 12 months, any gain will be subject to tax at a current maximum marginal tax rate of 20% for individuals and 35% for corporations.

     Section 1248 of the Code provides that if a United States person disposes of stock in a foreign corporation and such person owned directly, indirectly or constructively 10% or more of the voting shares of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares may be treated as ordinary income to the extent of the CFC's previously untaxed earnings and profits during the period that the shareholder held the shares (with certain adjustments). A 10% United
States shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the United States income tax or information return that the shareholder would normally file for the taxable year in which the disposition occurs.

     Section 953(c)(7) of the Code generally provides that Section 1248 will also apply to any sale or exchange of shares in a foreign corporation that earns RPII if the foreign corporation would be taxed as an insurance company if it were a domestic corporation, regardless of whether the selling shareholder is or was a 10% shareholder or whether RPII constitutes
20% or more of the corporation's gross insurance income. Existing treasury regulations do not address whether Section 1248 of the Code and the requirement to file Form 5471 would apply if the foreign corporation is not a CFC but the foreign corporation has a subsidiary that is a CFC or that would be taxed as an insurance company if it were a domestic corporation (although, as discussed above, shareholders of 10% or more of the common shares of the Company may have an independent obligation to file Form
5471).

     The foregoing discussion is based upon current law. The tax treatment of a shareholder of common shares of the Company, or a person treated as a shareholder of common shares of the Company for United States federal income, state, local or non-United States tax purposes, may vary depending on the owner's particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to owners of common shares of the Company. SHAREHOLDERS SHOULD CONSULT THEIR OWN TAX ADVISORS CONCERNING THE UNITED STATES FEDERAL, STATE, LOCAL AND NON-UNITED STATES TAX CONSEQUENCES OF OWNERSHIP AND DISPOSITION OF THE COMMON SHARES OF THE COMPANY.

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996 and there were no proposed adjustments to tax liabilities. During 1998, the IRS conducted an examination of the 1995 U.S. Federal income tax return of CIB. The IRS completed the examination in the third quarter of 1998 and there were no proposed adjustments to tax liabilities.

ITEM 2.  PROPERTIES

     The Company's principal office is located on the 5th Floor, Anderson Square in Grand Cayman, Cayman Islands, B.W.I. CIB's principal office is located in the Stevmar House, Rockley, Christ Church, Barbados. The Company and CIB have no offices in the United States.

     The Company's United States-based subsidiaries own and occupy three office buildings with approximately 81,000 square feet of usable space at the home office in Chandler, Oklahoma, and an additional office building with approximately 46,000 square feet of usable space is planned for construction in Chandler, Oklahoma during 1999. The Company's subsidiaries also lease approximately 11,000 square feet in the aggregate for its branch offices.
The Company believes such space will suffice for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

CENTRA LITIGATION

     The Company and its affiliates have been involved in litigation with CenTra and certain of its affiliates, officers and directors (the "CenTra Group") since July 1992. See Note 11 to Consolidated Financial Statements for a detailed discussion. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CenTra Litigation."

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Due to the uncertainties created by the 1992 CenTra stock purchases and related regulatory uncertainties, it is uncertain whether a shareholders meeting will be held during 1999.

                                                                       PAGE 15
                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET

     The common shares of the Company trade on The NASDAQ Stock Market under the symbol: CHANF.

     The following table sets forth the quarterly high and low closing sales prices of the Company's common shares, as reported by The NASDAQ Stock Market, since January 1, 1997.


       1998           HIGH     LOW               1997           HIGH     LOW
------------------   ------   ------      ------------------   ------   ------
First Quarter.....   $ 8.38   $ 5.13      First Quarter.....   $ 5.94   $ 5.13
Second Quarter....     8.00     7.19      Second Quarter....     5.75     4.13
Third Quarter.....     8.13     6.75      Third Quarter.....     6.00     3.88
Fourth Quarter....     7.88     7.00      Fourth Quarter....     5.75     4.88

     The closing market price of the common shares on The NASDAQ Stock Market on March 29, 1999 was $8.63 per share.

SHAREHOLDERS

     As of February 28, 1999, there were 152 shareholders of record and approximately 466 beneficial holders of the Company's common shares, and the number of common shares issued was 6,941,708 shares, which includes 544,475 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     The provisions of Article XI of the Company's Articles of Association, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more of the common shares (and its affiliates and associates) if the Continuing Directors deny approval. In addition to the regulatory oversight of NAICO by the Nebraska Department of Insurance, the Company is also subject to regulation under the Nebraska Insurance Holding Company Systems Act (the "Holding Company Act"). In addition to various reporting requirements imposed on the Company, the Holding Company Act requires any person who seeks to acquire or exercise control over NAICO (which is presumed as to any person who owns 10% or more of the Company's outstanding voting stock) to file and obtain approval of certain applications with the Nebraska Department of Insurance regarding their current or proposed ownership of such shares. Noncompliance with the Holding Company Act may result in certain civil and criminal penalties or a requirement that the non-approved owner divest itself of such shares.

DIVIDENDS

     The Company has never paid cash dividends on its common shares, and its current policy is to retain earnings to support its insurance operations.
As a holding company, the Company depends primarily on share issuances, borrowings and dividends from its subsidiaries for its cash flow requirements. Any payment of future dividends will be dependent upon earnings of the Company's subsidiaries and their ability to pay shareholder dividends therefrom, financial requirements of the Company and its subsidiaries, business outlook, and other relevant factors. See
"BUSINESS - Regulation - Restrictions on Shareholder Dividends."

FOREIGN ISSUER

     The Cayman Islands currently does not have any restrictions or exchange controls on the transfer of funds into and out of the Cayman Islands. CIB is licensed as an "exempt insurance company," and Barbados currently does not have any restrictions or exchange controls for exempt insurance companies on the transfer of funds out of Barbados. If in the future the Company's assets are invested in foreign securities or held in currencies other than United States dollars, the Company will be subject to a risk of currency fluctuations and devaluations. See "BUSINESS-Regulation."

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

     The operations of the Company and CIB will be conducted in the Cayman Islands and Barbados, respectively, and may, therefore, be affected by changes in those governments and other economic and political conditions.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of the Company and subsidiaries, which appear in Item 14(a). The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, have been audited by Deloitte & Touche, independent auditors whose independent auditors report expresses an unqualified opinion and includes an explanatory paragraph relating to litigation. The selected financial data should be read in conjunction with "LEGAL PROCEEDINGS," "MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of the Company and the notes thereto appearing in Item 14(a). See Notes to Consolidated Financial Statements for various litigation and contingency matters.

                                            YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1994      1995      1996      1997      1998
                               --------  --------  --------  --------  --------
                                         (Amounts in thousands except
                                        per share data and percentages)
OPERATING DATA
Revenues
    Net premiums earned (1)....$ 81,597  $ 81,087  $ 89,286  $ 94,679  $ 70,064
    Interest income, net.......   8,182     7,641     7,199     7,253     6,467
    Realized investment
      gains, net...............     493       412       140       764     1,163
    Commissions, fees and
      other income.............   2,861     3,095     3,620     2,528     1,952
                               --------- --------- --------- --------- ---------
Total revenues.................  93,133    92,235   100,245   105,224    79,646
                               --------- --------- --------- --------- ---------
Operating expenses
    Losses and loss
      adjustment expenses......  55,872    50,543    53,391    57,512    47,879
    Policy acquisition costs...  20,372    23,995    32,123    28,145    17,033
    General and administrative
      expenses.................  12,649    12,770    14,038    13,116    12,710
    Interest expense...........       2        52       146       463       936
    Litigation expenses, net...   1,921       285      (108)    4,772    (2,707)
                               --------- --------- --------- --------- ---------
Total operating expenses.......  90,816    87,645    99,590   104,008    75,851
                               --------- --------- --------- --------- ---------
Income before income taxes.....   2,317     4,590       655     1,216     3,795
Net income (loss)..............$  2,474  $  3,778  $    972  $ (1,065) $  3,442
                               ========= ========= ========= ========= =========
Diluted earnings (loss) per
    common share...............$   0.36  $   0.54  $   0.14  $  (0.16) $   0.53
Diluted weighted average
    common shares outstanding..   6,942     6,942     6,942     6,687     6,438
Combined loss and underwriting
    expense ratio (2)..........    103%      101%      106%      100%       105%

BALANCE SHEET DATA
Cash and investments...........$124,501  $122,561  $119,136  $125,063  $120,812
Total assets................... 261,364   246,949   206,827   210,790   236,025
Unpaid losses and loss
    adjustment expenses........ 156,060   128,794    79,639    74,929    80,909
Notes payable..................       -       300     4,391     2,796     9,410
Litigation liabilities.........       -         -         -    16,618    13,228
Total liabilities.............. 197,905   173,499   134,280   152,455   173,960
Stock held by subsidiary,
    at cost....................  (2,148)   (2,148)        -    (2,487)   (2,905)
Stock rescinded through
     litigation................       -         -         -   (11,799)  (11,799)
Shareholders' equity...........  63,459    73,450    72,547    58,335    62,065
Book value per share (3).......    9.14     10.58     10.45     12.19     13.05
-------------------------------

(1) During 1997 and 1998, the Company purchased additional reinsurance coverages which resulted in significantly lower net premiums earned. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(2) Litigation expenses are not considered underwriting expenses; therefore, such expenses have been excluded from this ratio. The 1996 underwriting expense ratio was increased by four percentage points by a reinsurance arbitration adjustment and the termination of relations with the Company's former surety bond underwriting manager. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(3) Based on total common shares outstanding and common stock to be issued, less stock held by subsidiary and stock rescinded through litigation. See Note 11 to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     References to the "Company" which follow within this Item 7 refer to the Company and its subsidiaries on a consolidated basis unless otherwise indicated.

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

CLAIM COSTS AND LOSS RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods necessarily involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and CIB and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. See Notes to Consolidated Financial Statements.

     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward between the time a claim arises and the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits prescribed by state law and are estimated based on the same factors generally discussed above, which may include, where state law permits, inflation adjustments for rising benefits over time. Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries, and the legal jurisdiction where the incident occurred.

     NAICO does not ordinarily insure against environmental matters as that term is commonly used. However, in some cases, regulatory filings made on behalf of an insured can make NAICO directly liable to the regulatory authority for property damage, which could include environmental pollution. In those cases, NAICO ordinarily has recourse against the insured or the surety bond principal for amounts paid. NAICO has insured certain trucking companies and pest control operators who are required to provide proof of insurance which in some cases assures payment for cleanup and restoration of damage resulting from sudden and accidental release or discharge of contaminants or other substances which may be classified as pollutants. NAICO also provides surety bonds for construction contractors who use or have control of such substances and for contractors who remove and dispose of asbestos as a part of their contractual obligations.

     NAICO also insures independent oil and gas producers who may purchase coverage for the escape of oil, saltwater, or other substances which may be harmful to persons or property, but may not generally be classified as pollutants. CIB reinsures a portion of those risks. NAICO maintains claims records which segregate this type of risk for the purpose of evaluating environmental risk exposure. Based upon the nature of such lines of business with NAICO's insureds, and current data regarding the limited severity and infrequency of such matters, it appears that potential environmental risks are not a significant portion of claims reserves and therefore would not likely have a material adverse impact, if any, on the financial condition of the Company.

     The Company's subsidiaries report their reserves on the basis of U.S. GAAP. NAICO's statutory-based reserves (reserves calculated in accordance with accounting practices prescribed or permitted by an insurer's domiciliary state insurance regulatory authorities for purposes of financial reporting to regulators) do not differ from its reserves reported on the basis of U.S. GAAP. Neither NAICO nor CIB discounts its reserves for unpaid losses and loss adjustment expenses. See Notes to Consolidated Financial Statements.

ECONOMIC CONDITIONS

     The impact of a recession on the Company would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $111 million, or 82%, of NAICO's direct written premiums in 1998 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on the Company. A recession might also cause defaults on fixed-income securities owned by NAICO or CIB. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

     NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates. The effect of inflation on the operations of the Company was not significant during the period from 1996 through 1998.

REGULATION

     The Company's insurance subsidiaries are subject to regulation by government agencies in the jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premiums, unpaid losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders and the filing of periodic reports with respect to financial condition and other matters. In addition, regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders or creditors.

     In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the laws of the Cayman Islands and the Nebraska Insurance Holding Company System Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership and financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates. The Holding Company Act also imposes certain requirements upon any person controlling or seeking to control an insurance company domiciled in Nebraska. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Persons owning any securities of the Company must comply with the Holding Company Act. See "BUSINESS - Regulation."

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include the redefinition of risk exposure in areas such as product liability, environmental damage and workers compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through coverage repricing, if permitted by applicable regulations, or limitations or cessation of the affected business.

                                                                       PAGE 19
COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience pricing competition as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole.

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

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
INSURANCE PROGRAMS                             1996         1997         1998
-----------------------------------------   ----------   ----------   ----------
                                                    (Dollars in thousands)
STANDARD PROPERTY AND CASUALTY
  Net premiums earned....................   $ 38,330     $ 55,527     $ 41,662
  Financial year loss & LAE ratio........       59.0 %       67.1 %       75.4 %
  Accident year loss & LAE ratio.........       63.4 %       67.4 %       67.2 %
POLITICAL SUBDIVISIONS
  Net premiums earned....................   $ 14,017     $ 14,945     $ 13,073
  Financial year loss & LAE ratio........       57.6 %       56.8 %       80.3 %
  Accident year loss & LAE ratio.........       68.2 %       62.5 %       70.8 %
SURETY BONDS
  Net premiums earned....................   $ 10,020     $ 11,117     $  9,938
  Financial year loss & LAE ratio........       (0.7)%        8.6 %       15.8 %
  Accident year loss & LAE ratio.........       39.6 %       11.3 %       18.6 %
GROUP ACCIDENT AND HEALTH
  Net premiums earned....................   $    316     $  2,303     $  4,646
  Financial year loss & LAE ratio........       47.9 %       43.3 %       89.3 %
  Accident year loss & LAE ratio.........       99.5 %       68.9 %       72.5 %
NONSTANDARD PRIVATE-PASSENGER AUTOMOBILE
  Net premiums earned....................   $ 16,595     $  8,841     $    482
  Financial year loss & LAE ratio........       86.2 %       72.2 %      (37.8)%
  Accident year loss & LAE ratio.........       84.2 %       62.7 %       20.3 %
OTHER
  Net premiums earned....................   $ 10,008     $  1,946     $    263
  Financial year loss & LAE ratio........       82.9 %      176.4 %      161.3 %
  Accident year loss & LAE ratio.........       50.0 %       79.4 %       68.5 %
TOTAL
  Net premiums earned....................   $ 89,286     $ 94,679     $ 70,064
  Financial year loss & LAE ratio........       59.8 %       60.7 %       68.3 %
  Accident year loss & LAE ratio.........       64.0 %       59.9 %       61.0 %


                                                                       PAGE 20

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
LINES OF INSURANCE                             1996         1997         1998
-----------------------------------------   ----------   ----------   ----------
                                                    (Dollars in thousands)
WORKERS COMPENSATION
  Net premiums earned....................   $ 42,813     $ 44,954     $ 19,651
  Financial year loss & LAE ratio........       53.1 %       66.3 %       70.6 %
  Accident year loss & LAE ratio.........       56.1 %       70.4 %       62.6 %
AUTOMOBILE LIABILITY
  Net premiums earned....................   $ 17,581     $ 15,593     $ 14,139
  Financial year loss & LAE ratio........       97.6 %       89.1 %       75.0 %
  Accident year loss & LAE ratio.........       77.1 %       70.8 %       72.9 %
OTHER LIABILITY
  Net premiums earned....................   $  8,656     $ 12,209     $ 14,045
  Financial year loss & LAE ratio........       59.9 %       48.5 %       70.1 %
  Accident year loss & LAE ratio.........       73.1 %       44.0 %       52.9 %
SURETY
  Net premiums earned....................   $ 10,123     $ 11,256     $ 10,101
  Financial year loss & LAE ratio........       (0.6)%        8.7 %       15.9 %
  Accident year loss & LAE ratio.........       39.4 %       11.4 %       18.8 %
AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned....................   $  6,788     $  5,726     $  4,702
  Financial year loss & LAE ratio........       73.6 %       59.8 %       85.3 %
  Accident year loss & LAE ratio.........       76.5 %       60.7 %       84.3 %
ACCIDENT AND HEALTH
  Net premiums earned....................   $    564     $  2,529     $  4,646
  Financial year loss & LAE ratio........       56.1 %       43.1 %       90.9 %
  Accident year loss & LAE ratio.........       90.5 %       70.6 %       72.5 %
PROPERTY
  Net premiums earned....................   $  1,467     $  1,912     $  2,332
  Financial year loss & LAE ratio........      113.8 %       74.1 %      135.8 %
  Accident year loss & LAE ratio.........      108.6 %       77.9 %      128.0 %
INLAND MARINE
  Net premiums earned....................   $  1,294     $    500     $    448
  Financial year loss & LAE ratio........      114.7 %      194.6 %      122.8 %
  Accident year loss & LAE ratio.........      150.4 %      122.9 %      103.5 %
TOTAL
  Net premiums earned....................   $ 89,286     $ 94,679     $ 70,064
  Financial year loss & LAE ratio........       59.8 %       60.7 %       68.3 %
  Accident year loss & LAE ratio.........       64.0 %       59.9 %       61.0 %


PURCHASE OF ADDITIONAL REINSURANCE

     In 1998, NAICO believed that reinsurance market conditions were conducive to the purchase of additional reinsurance. During the first quarter of 1998, NAICO purchased additional reinsurance under its workers compensation and casualty reinsurance programs. During the second quarter of 1998, NAICO purchased additional reinsurance for its construction surety bond reinsurance program.

     During the second quarter of 1997, management concluded that it would be in NAICO's best interest to substantially reduce its underwriting risk in the California portion of the nonstandard private-passenger automobile program. In July 1997, NAICO purchased additional reinsurance for this portion of the program.

     The purchase of the additional reinsurance coverages in 1997 and 1998 substantially reduced the per occurrence retention for NAICO's workers compensation, casualty, surety bond and nonstandard private-passenger automobile lines of business, but resulted in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs. See "Premiums Earned" and "Policy Acquisition Costs."

PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance as of December 31 for each year presented:

            INSURANCE PROGRAMS                  GROSS PREMIUMS EARNED             NET PREMIUMS EARNED
------------------------------------------  ------------------------------   ------------------------------
                                              1996       1997       1998       1996       1997       1998
                                            --------   --------   --------   --------   --------   --------
                                                                    (In thousands)
Standard property and casualty............  $ 45,066   $ 62,841   $ 76,458   $ 38,330   $ 55,527   $ 41,662
Political subdivisions....................    19,314     21,503     25,091     14,017     14,945     13,073
Surety bonds..............................    11,416     12,320     11,915     10,020     11,117      9,938
Group accident and health.................       512      3,379      6,104        316      2,303      4,646
Nonstandard private-passenger automobile..    16,595     14,303      6,016     16,595      8,841        482
Other.....................................    10,311      2,363        487     10,008      1,946        263
                                            --------   --------   --------   --------   --------   --------

TOTAL.....................................  $103,214   $116,709   $126,071   $ 89,286   $ 94,679   $ 70,064
                                            ========   ========   ========   ========   ========   ========
          LINES OF INSURANCE                    GROSS PREMIUMS EARNED             NET PREMIUMS EARNED
------------------------------------------  ------------------------------   ------------------------------
                                              1996       1997       1998       1996       1997       1998
                                            --------   --------   --------   --------   --------   --------
                                                                    (In thousands)
Workers compensation......................  $ 47,248   $ 47,198   $ 48,699   $ 42,813   $ 44,954   $ 19,651
Automobile liability......................    17,898     20,672     20,005     17,581     15,593     14,139
Other liability...........................     9,412     13,593     17,593      8,656     12,209     14,045
Surety....................................    11,519     12,459     12,078     10,123     11,256     10,101
Automobile physical damage................     6,945      7,072      6,307      6,788      5,726      4,702
Accident and health.......................       830      3,697      6,111        564      2,529      4,646
Property..................................     7,473     10,331     12,916      1,467      1,912      2,332
Inland marine.............................     1,889      1,687      2,362      1,294        500        448
                                            --------   --------   --------   --------   --------   --------

TOTAL.....................................  $103,214   $116,709   $126,071   $ 89,286   $ 94,679   $ 70,064
                                            ========   ========   ========   ========   ========   ========


     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased 9%, 13% and 8% in 1996, 1997 and 1998, respectively. The increases are primarily attributable to increased production in Oklahoma and Texas. Net premiums earned, after such reductions, increased 10% and 6% in 1996 and 1997, respectively, and decreased 26% in 1998. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance for NAICO's workers compensation, casualty and nonstandard private-passenger automobile insurance programs described
previously.   See "Purchase of Additional Reinsurance."

     Gross premiums earned in the standard property and casualty program increased 31%, 39% and 22% in 1996, 1997 and 1998, respectively. The increases are primarily attributable to increased production in Oklahoma and contiguous states, principally Texas. Net premiums earned increased 30% and 45% in 1996 and 1997, respectively, and decreased 25% in 1998, due primarily to the purchase of additional reinsurance in 1998 as previously described.

     Gross premiums earned in the political subdivisions program increased 13%, 11% and 17% in 1996, 1997 and 1998, respectively, due primarily to expansion of the school districts portion of the program in Texas and Missouri and increased production in Oklahoma. Net premiums earned increased 12% and 7% in 1996 and 1997, respectively, and decreased 13% in 1998, due primarily to the purchase of additional reinsurance in 1998 as previously described.

     Gross premiums earned in the surety bond program decreased 31% in 1996, increased 8% in 1997 and decreased 3% in 1998. Net premiums earned in the surety bond program decreased 29% in 1996, increased 11% in 1997 and decreased 11% in 1998. Net premiums earned from surety bonds produced by L&W increased 58% and 22% in 1996 and 1997, respectively, and decreased 8% in 1998. Increased competition, higher reinsurance costs and/or changes in risk retained contributed to the decline in 1998. The remaining reduction in 1998 was attributable to production and reinsurance adjustments related to the runoff of a portion of the surety bond program which was terminated on December 31, 1995.

     During 1996, NAICO began writing excess accident and health coverage for small to medium sized employers generally in Oklahoma and Texas. During 1997, NAICO began offering fully insured accident and health coverage on a limited basis. Gross premiums earned in the group accident and health program increased 560% and 81% in 1997 and 1998, respectively. Net premiums earned in the group accident and health program increased 629% and 102% in 1997 and 1998, respectively. The significant increases in group accident and health premiums are primarily the result of the growth expected in start-up programs. NAICO is currently evaluating this program and may modify or discontinue certain portions of this program in 1999.

     Nonstandard private-passenger automobile gross premiums decreased 14% and 58% in 1997 and 1998, respectively. Net premiums earned in the nonstandard private-passenger automobile premiums decreased 47% and 95% in 1997 and 1998, respectively. During 1997, NAICO discontinued the Oklahoma and Arizona portions of its nonstandard private-passenger automobile program. Effective July 1, 1997, NAICO entered into a 100% quota share reinsurance agreement to fully reinsure the risk in the California portion of the program. NAICO has discontinued the California program.

     NAICO participates in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis. In addition, NAICO receives direct assignments to write workers compensation for such insureds in certain states in lieu of participation in related pools. The majority of the change found in the Company's other programs is attributable to participation in the pools covering workers compensation and from direct assignments (included in "Other" in the preceding table). Net premiums earned from the previously mentioned mandatory pools and workers compensation assignments decreased 81% and 93% in 1997 and 1998, respectively. The declines in 1997 and 1998 were attributable to decreased activity from the pools and fewer assignments in certain states. Both the size of the involuntary market and NAICO's relative participation in states having a mandatory pool mechanism declined in these years.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 1998, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 9% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. The Company's portfolio contains no junk bonds or real estate investments.

     Net interest income decreased 6% in 1996, and increased 1% in 1997. Net interest income decreased 11% in 1998, due primarily to lower interest rates in 1998 and a reduction in invested assets due to the purchase of additional reinsurance in 1998. In addition, during the fourth quarter of 1997 NAICO shifted a portion of its fixed maturities portfolio from taxable to tax exempt bonds (which generally have a lower before-tax yield). Income from tax exempt securities was $1.0 million in 1998 as compared to $112,000 in 1997.

     Net realized investment gains were $140,000, $764,000 and $1,163,000 in 1996, 1997 and 1998, respectively. Increased net realized investment gains in 1997 resulted primarily from NAICO shifting a portion of its fixed maturities portfolio from taxable to tax exempt bonds (which generally have a lower yield) and NAICO's sale of common stock of Century Business Services, Inc. The Century Business Services stock was received by NAICO in early 1997 as a part of a 1996 settlement with a former underwriting manager.

     The average net yield on the portfolio, including net realized investment gains, was 6.1%, 6.6% and 6.1% in 1996, 1997 and 1998, respectively. The average net yield on the portfolio, excluding net realized investment gains, was 6.0%, 5.9% and 5.2% for 1996, 1997 and 1998, respectively.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income increased 17% in 1996, and decreased 30% and 23% for 1997 and 1998, respectively. The majority of the Company's income from commissions, fees and other income are from L&W's brokerage commissions and fees.

     L&W's brokerage commissions and fees before intercompany eliminations were $8.5 million in 1996, $9.0 million in 1997 and $8.5 million in 1998. The decrease in 1998 is primarily a result of increased competition and general declines in premium rates. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     L&W disposed of certain equipment in 1998 that resulted in a gain of approximately $145,000 before provision for federal income tax.

     Fees generated by Network Administrators, Inc. ("Network"), a wholly owned subsidiary of the Company, were $722,000 in 1996 and $435,000 in 1997. Network no longer functions as a third-party administrator and did not generate any fee income in 1998.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 59.8%, 60.7% and 68.3% in 1996, 1997 and 1998, respectively. The increase in the 1998 loss ratio was primarily the result of additional loss development from prior accident years which was recognized in 1998, and an increase in storm-related losses. The prior year loss development recognized in 1998 totaled $5.2 million and increased the loss ratio by 7.3 percentage points. Storm-related losses from wind and hail totaled $1.5 million in 1998 compared to $459,000 in 1997, and increased the loss ratio for 1998 by 2.2 percentage points.

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

     The following table sets forth the Company's policy acquisition costs for each of the three years ended December 31, 1996, 1997 and 1998:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1996         1997         1998
                                            ----------   ----------   ----------
                                                       (In thousands)
Commissions expense.........................$  16,489    $  15,860    $  15,478
Other premium related assessments...........    1,258          744          928
Premium taxes...............................    2,705        3,400        3,144
Excise taxes................................      109          153          161
Dividends to policyholders..................      454        1,155          242
Other expense...............................      365          146          151
                                            ----------   ----------   ----------
Total direct expenses.......................   21,380       21,458       20,104

Indirect underwriting expenses..............   14,831       13,464       13,858
Commissions received from reinsurers........   (2,895)      (6,458)     (19,860)
Adjustment for deferred acquisition costs...   (1,193)        (319)       2,931
                                            ----------   ----------   ----------
Net policy acquisition costs................$  32,123    $  28,145    $  17,033
                                            ==========   ==========   ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 33.5%, 28.4% and 25.3% in 1996, 1997 and 1998, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 15.3%, 12.9% and 11.5%. The commission rate for a portion of the surety bond program varies inversely with the loss ratio pursuant to a commission arrangement contingent on the loss experience of the program. The expected loss ratio for that portion of the surety bond program was lowered in 1996, which increased the percentage of net policy acquisition costs to net premiums earned by 3.1 percentage points. In 1998, the commission rate for a portion of the surety bond program was lowered due to an increase in the expected loss ratio which reduced the percentage of net policy acquisition costs to net premiums earned by 1.6 percentage points. In addition, the 1998 commission rate declined due to the lower proportion of surety bond direct written and assumed premiums to total direct written and assumed premiums. Surety bonds have historically had a higher commission rate than the Company's other lines of business.

     Indirect underwriting expenses were 13.7%, 10.9% and 10.3% of total direct written and assumed premiums in 1996, 1997 and 1998, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume. The Company incurred approximately $1.5 million in indirect underwriting expenses related to the termination of an arrangement with a surety bond underwriting manager and settlement of associated litigation, which was 1.4% of direct written and assumed premiums in 1996. Commissions received from reinsurers increased in 1997 as a result of the 100% quota-share reinsurance arrangement for the California portion of the nonstandard private-passenger automobile program which was effective July 1, 1997. NAICO received commissions totaling approximately $1.9 million and $909,000 during 1997 and 1998, respectively, under this quota-share reinsurance arrangement. During 1998, NAICO received commissions from reinsurers totaling approximately $13.8 million related to the purchase of additional reinsurance under its workers compensation and casualty reinsurance programs. See "Purchase of Additional Reinsurance."

     The Company incurred approximately $2.1 million, $527,000 and $50,000 in indirect underwriting expenses for uncollectible ceded reinsurance in 1996, 1997 and 1998, respectively. The 1996 amount includes an arbitration award which was made in favor of NAICO against certain reinsurers for $1.1 million less than had been recorded. NAICO reduced its reinsurance recoverables accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 13.1%, 11.0% and 9.9% of gross premiums earned and commissions, fees and other income in 1996, 1997 and 1998, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume. General and administrative expenses decreased 6.6% in 1997, due primarily to $441,000 in litigation-related expenses related to the termination of an agreement with a former underwriting manager and $527,000 in litigation-related expenses related to the reinsurance arbitration discussed previously which were incurred in 1996. General and administrative expenses decreased 3.1% in 1998, due primarily to a reduction in costs attributable to Network. Network ceased functioning as a third party administrator during 1997.

     In 1998, the Company adopted a stock option and stock grant plan for certain non-employee directors of the Company. Compensation expense related to the plan in the amount of $272,000 is included in general and administrative expenses in 1998. Excluding the expense related to the plan, general and administrative expenses declined $678,000 or 5.2% in 1998 compared to 1997.

INTEREST EXPENSE

     Interest expense increased 217% in 1997 and increased 102% in 1998, due primarily to increased levels of bank debt. See "Liquidity and Capital Resources."

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving the CenTra Group. Litigation expenses were a credit of approximately $2.7 million in 1998 compared to expense of approximately $4.8 million in 1997, and were a credit of $108,000 in 1996. During the second quarter of 1998, the United States District Court in Oklahoma City, Oklahoma (the "Oklahoma Federal Court") denied the CenTra Group's request for costs and attorney fees. Accordingly, the Company reduced the previous first quarter of 1997 net charge for litigation matters by approximately $3.8 million in 1998.

     The 1997 expense included a net charge totaling approximately $1.4 million ($1.6 million including provision for federal income tax) for the litigation matters related to the CenTra Group. In addition, significant litigation expenses were incurred in 1997 due to the trial which began on February 13, 1997. The net charge has been reduced by an estimated recovery of $2.7 million from the Company's directors and officers liability insurer for costs associated with the defense and litigation of these matters. The Company also resolved various issues resulting in settlement of litigation and arbitration proceedings among subsidiaries of the Company and CenTra affiliates and recorded litigation and settlement expenses of approximately $462,000 in 1997.

     In 1996, the Company recorded a $982,000 estimated recovery of costs from it directors and officers liability insurer related to the Company's claim for reimbursable amounts previously paid for defense and litigation costs associated with the litigation involving the CenTra Group.

     See "CenTra Litigation" and Note 11 to Consolidated Financial
Statements.

NET INCOME (LOSS)

     As a result of the factors described above, the Company reported net income of $3,442,000 in 1998 compared to a net loss of $1,065,000 in 1997 and net income of $972,000 in 1996. Excluding the effects of the litigation expenses related to legal proceedings involving the CenTra Group, net income would have been $591,000 in 1998 compared to approximately $3.4 million in 1997.

     Net income for 1996 was affected by charges totaling $1.5 million for the settlement attributed to legal proceedings and related matters arising from the termination of an underwriting and production contract with the Company's former underwriting manager for a portion of the Company's surety bond program. In addition, legal expenses related to this matter were $441,000 which were reflected in general and administrative expenses for 1996. The Company's results for 1996 also reflect a charge totaling $1.1 million from an arbitration award that was lower than expected. Legal expenses related to the arbitration award were $527,000 which were reflected in general and administrative expenses in 1996.

     In 1996, the Company also recorded a $982,000 estimated recovery of costs from its directors and officers liability insurer related to the Company's claim for reimbursable amounts previously paid for defense and litigation costs associated with the litigation involving the CenTra Group. Excluding the effects of the unusual charges and related expenses and the estimated recovery, net income would have been approximately $2.7 million for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company receiving cash principally through equity sales, borrowings and subsidiary dividends, subject to various regulatory restrictions described in "Regulation" and the Notes to Consolidated Financial Statements. The capacity of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses and commissions.

     All significant Company subsidiaries maintain liquid operating positions and follow investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance and assume reinsurance.

     Fixed-maturity investments are purchased to support the investment strategies of the Company and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and their mix of business. At the time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of shareholders' equity until realized.

     In 1997, the Company provided $3.9 million in cash from operations. During 1998, the Company used $8.8 million in cash from operations due primarily to the purchase of additional reinsurance described previously. To augment maturities and reposition their portfolios, CIB and NAICO chose to liquidate certain fixed maturity securities that were available for sale prior to their maturities.

     Cash flows from investing activities were primarily the result of normal purchases and sales of investment securities, and in 1997 NAICO sold the common stock of Century Business Services, Inc. for a total of approximately $2.5 million. The Century Business Services common stock was received as a part of NAICO's 1996 settlement with a former underwriting manager. Net realized investment gains before income taxes in 1997 and 1998 were $764,000 and $1,163,000, respectively, from the sale of investments. In addition, in 1998, CIB and NAICO received proceeds of $12.8 million and $36.2 million, respectively, from the sale of fixed-income securities that were available for sale prior to their maturity. The average maturity of the Company's investments was 4.6 years and 4.0 years at December 31, 1997 and 1998, respectively.

     CIB is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for the benefit of the primary insurer ceding such amounts. CIB secures such amounts by trust arrangements whereby securities are deposited into a trust account for the benefit of the primary insurer. NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 1998, the total amount of cash and investments restricted for CIB and NAICO as a result of these arrangements was $25.3 million and $8.2 million, respectively.

     Cash flows from financing activities were primarily the result of bank borrowings and repayments. During 1996, Chandler USA borrowed $4.5 million in bank debt for a three-year term. During the fourth quarter of 1997, the related loan agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over the prime rate published in the Wall Street Journal, which was 7.75% at December 31, 1998. During March 1998, Chandler USA borrowed an additional $6.2 million on the note and the proceeds were used to repay amounts due to CIB. The outstanding balance of the note was $7.4 million at December 31, 1998. The funds received by CIB may be used to discharge litigation judgments. The bank note is collateralized by shares of NAICO stock owned by Chandler USA.

     In February 1998, Chandler USA entered into a five-year loan agreement with a bank having a principal amount of $2.3 million and an interest rate of 7.75%. In September 1998, the interest rate was reduced to 7.5%.
Monthly payments are approximately $46,000 including principal and interest. The outstanding balance of the note was $1.9 million at December 31, 1998. The loan is collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA.

     In April 1998, CIM acquired 69,858 shares of the Company's common stock from an agent for approximately $524,000. These shares had previously been pledged to NAICO to secure certain obligations resulting from insurance business produced by another agent.

     See "BUSINESS - Recent Debenture Offering."

CENTRA LITIGATION

     In 1992, the Company became involved in certain legal proceedings beyond the ordinary course of business. Note 11 to Consolidated Financial Statements describes the extensive CenTra litigation related to the Company and its affiliates and the CenTra Group.

     The Company has incurred approximately $2.5 million, $2.1 million, $1.9 million, $1.1 million, $857,000, $7.5 million and a credit of $2.7 million in costs attributable to these legal proceedings during 1992, 1993, 1994, 1995, 1996, 1997 and 1998 respectively, before recoveries from the Company's directors and officers liability insurer. The amount for 1997 includes approximately $1.4 million for the Oklahoma Federal Court judgments, $2.9 million for litigation expenses and $462,000 related to the settlement of certain litigation and arbitration proceedings. During the second quarter of 1998 the Oklahoma Federal Court denied the CenTra Group's request for costs and attorney fees. Accordingly, the Company reduced the previous 1997 net charge for litigation matters by $3.8 million in 1998.
As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers liability insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Federal Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the Company's directors and officers liability insurer. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The
Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors.

     While the Company believes that it is likely that the Company and its affiliates will ultimately prevail as to all material claims asserted in the CenTra litigation, should the CenTra litigation be modified, reversed or decided adversely to the Company, such event could have a material adverse effect on the Company.

YEAR 2000 READINESS DISCLOSURES

     Computer software, hardware, microprocessor chips and other computer equipment use two digits to identify a particular year, and therefore may not recognize the number "00" or may recognize it as a year prior to 1999.
Unless computer equipment and software programs are modified to correct these data recognition problems (the "Year 2000 Problems"), errors could result. These errors could cause damage to personal property and disrupt business practices and functions. In addition to potential problems from computer systems, potential problems could arise from equipment with embedded chips, such as vaults, elevators, aircraft and other systems not generally classified as information technology systems.

     The Company is heavily dependent upon complex information technology computer systems for the Company's operations. The Company has taken action to attempt to identify the nature and extent of the work required to assess and remediate Year 2000 Problems with respect to its systems, products and infrastructures (including non-information technology systems, none of which are considered critical to operations). The Company began work in 1995 to prepare its financial, information and other computer-based systems for the year 2000, including updating existing legacy systems, and such work as currently planned is substantially complete at this time. The Company estimates that it has spent $350,000 updating these systems to address Year 2000 Problems, and such costs were expensed as they were incurred, primarily in 1996 and 1997.

     During the fourth quarter of 1998, the Company retained an independent consultant to prepare a plan for testing its information technology systems. In late 1998, the Company determined that the testing would be performed by Company employees, and this testing is anticipated to be completed during the first half of 1999. During the fourth quarter of 1998, the Company incurred approximately $150,000 in additional expenses to evaluate its information systems and in preparation of plans to test the Company's information systems.

     Evaluation and testing of the Company's efforts to address Year 2000 Problems is ongoing. The Company estimates the additional cost of the testing to be approximately $115,000 which includes the use of internal employees, cost of external software to enhance testing efforts and computer rental costs. These costs will be expensed during 1999 as incurred. This estimate is based on currently available information. The Company continues to evaluate the estimated costs associated with future efforts on actual experience. These efforts may involve additional costs. The Company is also formulating and studying contingency plans with completion expected by mid-1999.

     The Company believes, based on the information currently available, that the most reasonably likely worst case scenarios resulting from Year 2000 Problems include:

         - Legal risks arising from failure of NAICO or L&W to provide contracted services, deal with claims on a timely basis, provide pertinent data to those dependent upon the data and similar risks;

         - Increased operational costs due to manual processing, data corruption or disaster recovery;

         -   Inability to bill or invoice;

         - Lost revenue resulting from the inability to render accurate billings and from the inability to efficiently market insurance products;

         -   Increased legal and accounting expenses;

         - Fines and associated expenses resulting from inability to comply with regulatory requirements; and

         -   Failure of management controls.

     Any previously mentioned Year 2000 Problems could have a material adverse effect on the Company, including the financial condition of the Company's subsidiaries and their ability to pay dividends or other payments to the Company and its subsidiaries.

     The Company cannot predict the adverse impact, if any, of Year 2000 Problems upon its agents, reinsurers and others with whom it does business. It is possible that the credit or operating ability of others with whom the Company maintains commercial relationships may be adversely affected by one or more unforeseen circumstances caused by Year 2000 Problems. However, the Company does not have control over these third parties and, as a result, it cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 Problems. However, the Company is developing plans to attempt to minimize identified third-party exposures.

     The Company continues to study the complex issues related to insurance coverage for losses arising from the myriad potential fact situations connected with Year 2000 Problems and NAICO's liability to its insureds.
The Company believes that the coverages NAICO provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 Problems, and NAICO has made no provisions for loss reserves based on potential Year 2000 Problems. NAICO expects to utilize coverage exclusion endorsements based on the individual underwriting of commercial accounts, and it has adopted endorsements to its policies based on forms provided and filed for approval with various regulatory authorities by Insurance Services Office, Inc., an insurance services company which provides regulatory research and filing support to insurance companies. Use of these special endorsements is governed by the law and regulatory policies of states in which NAICO is authorized to do business.

                                                                       PAGE 27
     It is possible that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage for losses attributable to Year 2000 Problems. Such decisions or legislation could have a material adverse impact on the Company. It is also possible that NAICO may incur expenses defending claims for which it is ultimately determined there is no insurance coverage.

CERTAIN TAX MATTERS

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996, and there were no proposed adjustments to tax liabilities. During 1998, the IRS conducted an examination of the 1995 U.S. Federal income tax return of CIB. The IRS completed the examination in the third quarter of 1998, and there were no proposed adjustments to tax liabilities.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the consolidated statements of operations or the consolidated statements of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company adopted SFAS No. 130 on January 1, 1998 as required. The adoption of SFAS
No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

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

ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

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

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company and its third party providers, agents and reinsurers to adequately address Year 2000 Problems; and (viii) other factors such as the ongoing litigation matters involving a significant concentration of ownership of common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's consolidated balance sheets include a certain amount of assets and liabilities whose fair values are subject to market risk. Due to the Company's significant investment in fixed-maturity investments, interest rate risk represents the largest market risk factor affecting the Company's consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions.

     As of December 31,1998, substantially all of the investments of CIB and NAICO were in fixed-maturity investments (rated Aa3 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

     The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates on the Company's fixed-maturity investment portfolio. It is assumed that the changes occur immediately and uniformly, with no effect given to any steps that management might take to counteract that change. The hypothetical changes in market interest rates reflect what could be deemed best and worst case scenarios. The fair values shown in the following table are based on contractual maturities. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and, therefore, actual results might differ from those reflected in the following table:

                                                                 Estimated
                                              Hypothetical    fair value after
                                                change in       hypothetical
                            Fair value at     interest rate       change in
                          December 31, 1998 (bp=basis points)   interest rate
                          ----------------- ----------------- ----------------
                                         (Dollars in thousands)
Fixed-maturity
  investments (1).........$          97,074 100 bp increase.. $         93,731
                                            200 bp increase..           90,581
                                            100 bp decrease..          100,627
                                            200 bp decrease..          104,406
---------------------

(1)  Excluding short-term investments with a fair value of $13.3 million.


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1998 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $6.5 million at that date.

     In addition to the Company's fixed-maturity investments, the Company also has notes payable that are subject to interest rate risk. The table below presents the carrying value of the instruments (which approximates fair value), as well as the average interest rate and the principal payments categorized by expected maturity dates.

                            Notes payable-    Notes payable-
                            fixed rate (1)   variable rate (2)
                            --------------   -----------------
                                    (In thousands)
            1999........... $          500   $           1,549
            2000...........            458               1,690
            2001...........            495               1,848
            2002...........            533               2,375
            2003...........             27                   -
                            --------------   -----------------
            Total.......... $        2,013   $           7,462
                            ==============   =================
---------------------------

(1)  Average interest rate is 7.5%.

(2) Interest is payable at a floating rate equal to 1% over the prime rate published in the Wall Street Journal, which was 7.75% at December 31, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 (a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                                                       PAGE 29
                                       PART III

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

NAME                          AGE   POSITION
---------------------------   ---   --------------------------------------------
W. Brent LaGere                53   Chairman of the Board, Chief Executive
                                    Officer, President, Executive Committee
                                    Chairman, Investment Committee Member and
                                    Director.

Mark T. Paden                  42   Executive Vice President, Chief Financial
                                    Officer, Executive Committee Member,
                                    Investment Committee Member and Director.

Brenda B. Watson               58   Executive Vice President, Executive
                                    Committee Member and Director.

Richard L. Evans               52   Vice President and Director.

Steven R. Butler               41   Vice President - Administration.

Mark C. Hart                   43   Vice President - Accounting and Treasurer.

Norman E. Harned               58   Director.

James M. Jacoby                64   Audit Committee Member, Option and
                                    Compensation Committee Chairman and
                                    Director.

Ronald W. Lech                 69   Director.

Paul A. Maestri                68   Executive Committee Member, Audit Committee
                                    Member, Option and Compensation Committee
                                    Member and Director.

M. J. Moroun                   71   Director.

Robert L. Rice                 64   Audit Committee Chairman, Executive
                                    Committee Member, Investment Committee
                                    Member, Option and Compensation Committee
                                    Member and Director.

Larry A. Davis                 57   Director.


   W. BRENT LAGERE has been Chairman of the Board of the Company since September 1983, Chief Executive Officer since March 1986 and President since May 1997. Since October 1988 he has served in officer and director capacities for various subsidiaries of the Company pursuant to an employment contract with Chandler USA. Since 1971 he has served in various capacities with L&W.

   MARK T. PADEN has served as Executive Vice President of the Company since May 1998, was Vice President - Finance of the Company from August 1987 through May 1998 and has been a director since May 1992. Since February 1987 Mr. Paden has been an employee of L&W and/or Chandler USA. In May 1998, Mr. Paden was elected Executive Vice President and Chief Operating Officer for Chandler USA, NAICO and L&W. Mr. Paden has served as Chief Financial Officer of NAICO since January 1988 and of L&W since May 1987, and also served as Vice President - Finance of NAICO from January 1988 through May 1998 and of L&W from May 1987 through May 1998. Mr. Paden has also been a director of Chandler USA since July 1988, NAICO since November 1992 and L&W since October 1992.

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

   STEVEN R. BUTLER has served as Vice President-Administration of the Company since January 1987, and also serves as a director, the President and Treasurer of CIM Barbados. He is also a director and the Financial Director of CIM, and is a director and serves as President of CIB. The Company began handling its own and CIB's operations and administrative affairs through CIM and CIM Barbados, respectively, in 1990. From 1984 through 1989, Mr. Butler served as Financial Director of Insurance Management Services, Ltd. and, beginning in 1988, of its affiliate Insurance Risk Management Services, Ltd., which performed substantially all of the administrative management functions of the Company and CIB, respectively, through March 1990.

   MARK C. HART has served as Vice President - Accounting and Treasurer of the Company since May 1998. Since May 1988, Mr. Hart has been an employee of NAICO and/or Chandler USA. In May 1998, Mr. Hart was elected Vice President - Finance and Treasurer of Chandler USA, NAICO and L&W. Mr. Hart has been a Vice President of Chandler USA since March 1994.

   NORMAN E. HARNED has been a director of the Company since 1989. Mr. Harned has served as Vice President of CenTra for more than five years.

   JAMES M. JACOBY has been a director since October 1993. He has been a director of NAICO since August 1990. He has been an insurance agent for more than five years and was formerly employed by NAICO from June 1990 to March 1991. Mr. Jacoby retired in September 1994 from Alexander and Alexander, Inc. where he was a Vice President with the Omaha, Nebraska office, and is currently employed by Constructor's Bonding & Insurance in Omaha, Nebraska where he is involved in servicing insurance accounts.

   RONALD W. LECH has been a director since June 1992. Until June 2, 1995, Mr. Lech had been an Executive Vice President of CenTra for more than five years, but is currently retired.

   PAUL A. MAESTRI has been a director of the Company since October 1985. Since February 1990 Mr. Maestri has engaged in personal investment activities. From 1980 to February 1990 Mr. Maestri was a director and the President and Chief Executive Officer of P.A.M. Transport, Inc. He has also been a director of L&W since December 1993, NAICO since May 1997 and CIM since May 1998.

   M. J. MOROUN has been a director of the Company since 1989. Mr. Moroun has been Chief Executive Officer of CenTra for more than five years.

   ROBERT L. RICE has been in private practice as a certified public accountant for more than five years and a director of the Company since May 1987. Mr. Rice has also been a director of Chandler USA since June 1993, L&W since May 1997 and CIM since May 1998.

   LARRY A. DAVIS has been a director of the Company since August 1997. Mr. Davis has also been a director of CIB and CIM Barbados since December 1992. Since July 1998, Mr. Davis has been Manager of Neweol Investments Limited, Luxembourg Branch, a Canadian corporation wholly owned by The Loewen Group of Burnaby, British Columbia, Canada. From September 1996 to July 1998, Mr. Davis was Vice President with Loewen Financial Corporation, a Barbados corporation wholly owned by The Loewen Group. From September 1993 to September 1996, Mr. Davis provided business consulting services and served as a director for several Barbados corporations. Mr. Davis was Chairman and Chief Executive Officer of Caribbean Commercial Bank, a Barbados corporation, from September 1988 to September 1993.

     In the civil proceeding CenTra, Inc. v. Chandler Insurance Company, Ltd., et. al, Case No. CIV-92-1301-M, in the U.S. District Court for the Western District of Oklahoma, judgment was entered in favor of CenTra and against Messrs. LaGere, Paden, Evans, Rice, Ms. Watson and two former directors in the amount of $1.00 each, finding a violation of Section 10(b) of the Securities Exchange Act of 1934 and a violation of Section 11(a) of the Securities Act of 1933 based upon a failure by the Company and certain of its officers and directors to disclose the applicability of the Nebraska Insurance Holding Company Act to purchasers of stock of the Company in a public offering. The judgments are currently being appealed. See Note 11 to Consolidated Financial Statements.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to the Company pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to the Company, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 1998.

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

                                                     SUMMARY COMPENSATION TABLE
                                                       ANNUAL COMPENSATION (1)
                                           ------------------------------------------------
                                                                                               OTHER ANNUAL       ALL OTHER
                                                                SALARY           BONUS         COMPENSATION     COMPENSATION
NAME AND PRINCIPAL POSITIONS                    YEAR             ($)             ($)(2)           ($)(3)           ($)(4)
----------------------------------------   --------------   --------------   --------------   --------------   --------------
W. Brent LaGere                                 1998        $      397,361   $            -        N/A         $       36,596
  Chairman of the Board, CEO and                1997               389,340                -        N/A                 37,471
  President of Chandler USA,                    1996               378,610                -        N/A                 40,148
  NAICO and L&W

Mark T. Paden                                   1998               209,300                -        N/A                  4,900
  Executive Vice President, COO &               1997               178,637                -        N/A                  4,975
  CFO of Chandler USA, NAICO and L&W            1996               173,188                -        N/A                 12,752

Brenda B. Watson                                1998               221,607                -        N/A                  8,100
  Executive Vice President of NAICO             1997               216,882                -        N/A                  8,475
  and L&W                                       1996               211,182                -        N/A                 15,552

Richard L. Evans                                1998               218,190                -        N/A                  6,200
  Vice President - Claims of Chandler           1997               211,873                -        N/A                  6,275
  USA, NAICO and L&W                            1996               205,896                -        N/A                 13,752

Steven R. Butler                                1998               133,252           16,272        N/A                      -
  President of CIM and CIM Barbados             1997               127,514           12,850        N/A                      -
                                                1996               122,610           14,554        N/A                      -
----------------------------------------

(1)  Amounts shown include cash and non-cash compensation earned and received by the Named Executives as well as amounts earned but deferred at their election.

(2) All Named Executives are eligible to participate in bonus plans based upon premium production and/or profitability.

(3) The Company provides various perquisites to certain employees including the Named Executives. In each case, the value of the perquisites provided to each Named Executive did not exceed ten percent of such Named Executive's annual salary and bonus.

(4) The amounts shown under this column represent contributions by the Company's U.S. subsidiaries to a 401(k) plan ($11,552 for each of the Named Executives in 1996, $3,475 in 1997 and $3,600 in 1998), and the premiums paid or to be paid by the Company's U.S. subsidiaries under life insurance arrangements with the Named Executives. A portion of the premiums ($34,500, $24,300 and $23,400 in 1996, 1997 and 1998,
     respectively) were paid under split dollar life insurance plans. Under these plans, the Company's U.S. subsidiaries pay the premiums for life insurance issued to the Named Executive. Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the Named Executive cancels and surrenders the policy.


OPTIONS EXERCISED AND HOLDINGS

     No options were exercised by the Named Executives during 1998 and there were no unexercised options held by the Named Executives as of December 31, 1998.

DIRECTOR COMPENSATION

     Messrs. Harned, Lech, Maestri, Moroun, Jacoby, Davis and Rice -- the Company's outside directors -- receive an annual retainer of $6,000 and $1,000 for each meeting. These outside directors are compensated at the rate of $1,000 per day for time spent on board-related activities. During 1998, Messrs. Maestri, Jacoby and Davis received total director compensation of $38,500, $35,750 and $33,000, respectively, including compensation for time
spent in connection with certain litigation.   See Note 11 to Consolidated
Financial Statements.

     During the second quarter of 1998, the Company's directors approved the Directors' Stock Option and Stock Grant Plan (the "Directors' Plan"). The Directors' Plan provides that the non-employee directors of the Company, other than Norman Harned, Ronald Lech and M.J. Moroun, are eligible for grants of stock options and stock grants in accordance with the terms of the Directors' Plan. Options and stock grants may not be granted under the plan for more than 260,000 shares of common stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the board of directors, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. The exercise price of the stock options shall generally be equal to the average closing price of common stock of the Company for the 30 calendar days preceding the date the options are granted. The option period begins on the effective date of the option grant and terminates on the tenth anniversary of that date.

     The aggregate number of shares of stock awarded to an eligible director as a stock grant shall total 20,000 shares of common stock of the Company.
The award shall be divided into two equal installments. The first installment of 10,000 shares shall automatically be awarded as of the first regular board meeting after an eligible director completes ten continuous years of service on the board. The second installment of 10,000 shares will automatically be awarded as of the first anniversary of the initial stock grant, regardless of whether the director is still a member of the board. During the second quarter of 1998, a total of 40,000 shares valued at $250,000 were awarded to two directors, and this amount is included in general and administrative expenses in the Company's consolidated statements of operations. During the third quarter of 1998, the Company issued 20,000 of the 40,000 shares to the two directors as required under the plan from the Company's stock held by subsidiary. The difference between the average cost of the shares issued and the share price at the date of the stock grant was credited to paid-in surplus.

     Each eligible director shall automatically be granted options to purchase 1,500 shares of common stock of the Company as of the first regular board meeting in each year the director serves on the board. Each eligible director shall also automatically be granted options to purchase 30,000 shares of common stock of the Company effective as of the first regular board meeting after the director completes ten continuous years of service on the board. During the second quarter of 1998, options for 66,000 shares were awarded with an exercise price of $5.92 per share, which resulted in approximately $22,000 of compensation expense which is included in general and administrative expenses in the Company's consolidated statements of operations. The options require shareholder approval prior to being exercised.

EMPLOYMENT AGREEMENTS

     Chandler USA has employment agreements with W. Brent LaGere, Chairman of the Board and Chief Executive Officer of the Company and its subsidiaries and with Ernie B. Pierce, an executive officer of L&W. Under certain limited circumstances, such officers could receive base salaries subsequent to early termination of their employment subject to certain continued obligations to Chandler USA. The agreements contain self-renewing terms of five years that terminate upon the employee attaining age 70. Messrs. LaGere and Pierce are eligible to participate in certain incentive bonus plans offered by Chandler USA and its subsidiaries.

     Chandler USA has an employment agreement with Brenda B. Watson, a director and executive officer of the Company and L&W, and an executive officer of NAICO. The agreement terminates on January 1, 2004. Under certain limited circumstances, Ms. Watson could receive base salary subsequent to an early termination of her employment subject to certain continued obligations to Chandler USA. Ms. Watson is eligible to participate in certain incentive bonus plans offered by Chandler USA and its subsidiaries.

     Prior to May 1, 1997, Benjamin T. Walkingstick was an employee of Chandler USA pursuant to an employment agreement dated October 28, 1988
(the "Employment Agreement") and served as an executive officer and director of the Company and certain of it subsidiaries. Effective May 1, 1997, Mr. Walkingstick resigned these positions and ceased to be an employee of Chandler USA. He continues to be a consultant to Chandler USA and its subsidiaries pursuant to the Employment Agreement and continues to receive compensation based on an annual rate of $323,291 under the Employment Agreement through October 2000 at which time he reaches age 70.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the directors and executive officers of the Company and provides information on their ownership of the Company's common shares at February 28, 1999:

                                                        BENEFICIAL OWNERSHIP
                                                     ---------------------------
                                                       NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                  SHARES (1)    PERCENT (2)
--------------------------------------------------   -------------   -----------
W. Brent LaGere...................................     471,465 (3)        7.4%
Brenda B. Watson..................................      53,566              *
Richard L. Evans..................................      53,014              *
Norman E. Harned..................................   3,133,900 (5)       49.0%
Paul A. Maestri...................................      20,000 (4)          *
M.J. Moroun.......................................   3,133,900 (5)       49.0%
James M. Jacoby...................................           - (6)          -
Robert L. Rice....................................      20,000 (4)          *
Mark T. Paden.....................................      26,310              *
Ronald W. Lech....................................   3,133,900 (5)       49.0%
Larry A. Davis....................................           - (6)          -
Mark C. Hart......................................       2,515              *
Steven R. Butler..................................       1,000              *
All directors and officers as a group (13 persons)   3,781,770 (7)       58.9%
--------------------------------------------------

* Less than 1%

(1) Except as otherwise indicated, each person has the sole power to vote and dispose of all shares, and the sole power to exercise any options listed opposite his or her name.

(2) In the above table, any shares which have been awarded but not issued under the Directors' Plan are deemed to be outstanding solely for the purpose of computing the number and percentage of the Company's common shares that he or she owns. Such shares, if any, are not included in the computations for any other person. These percentages are computed based on 6,397,233 shares of common stock outstanding including 1,660,125 common shares rescinded through litigation but excluding 544,475 common shares owned by a subsidiary of the Company which are eligible to vote. The percentage for "all directors and executive officers as a group" is computed based on 6,417,233 shares of common stock which include the shares discussed in footnote (7) below. Elsewhere in this Form 10-K, references to the number or percentage of the Company's common shares that a person owns do not reflect common shares issuable under outstanding options, if any.


(3) Includes (i) 348,390 common shares owned by the W. Brent LaGere Irrevocable Trust and (ii) 45,000 common shares owned by W&L Holding Corp. ("W&L Holding"), a corporation 49% of which is owned by the W. Brent LaGere Irrevocable Trust. Mr. LaGere disclaims beneficial ownership of the shares held by W&L Holding and the trust. The power to vote and dispose of the shares held by W&L Holding is shared with Benjamin T. Walkingstick, who also owns 49% of W&L Holding. The business address of Mr. LaGere is 1010 Manvel Avenue, Chandler, Oklahoma,74834.

(4) Includes: (i) 10,000 common shares issued during 1998 pursuant to the Directors' Plan and (ii) 10,000 common shares which have been awarded and will be issued during 1999. These totals do not include 31,500 common shares issuable under outstanding options the exercisability of which is subject to approval by the Company's shareholders.

(5) Includes: (i) 1,360,125 common shares owned by CenTra; and (ii) 1,441,700 common shares owned by Can-Am; (iii) 290,000 common shares owned by Ammex, Inc. ("Ammex"); (iv) 25,000 common shares owned by DuraRock, which is owned by Matthew T. Moroun, M.J. Moroun's son; (v) 15,000 common shares owned by Matthew T. Moroun; (vi) 250 common shares held by Mr. Harned; (vii) 200 common shares held by Mr. Lech; and (viii) 1,625 common shares owned by Agnes A. Moroun, M.J. Moroun's sister. See "Possible Change of Control" and "Other Matters Regarding Beneficial Ownership" regarding the Company's assumptions about beneficial ownership and the presence of certain restrictions on the voting and disposition of the common shares beneficially owned by Messrs. M.J. Moroun, Harned, Lech, Agnes A. Moroun and Matthew T. Moroun.

(6) These totals do not include 1,500 shares issuable under outstanding options the exercisability of which is subject to approval by the Company's shareholders.

(7) Includes 20,000 common shares which have been awarded and will be issued during 1999 pursuant to the Directors' Plan.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by the Company to own beneficially more than 5% of the Company's common shares as of February 28, 1999. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.

                                                        BENEFICIAL OWNERSHIP
                                                     ---------------------------
                                                       NUMBER OF
NAME OF SHAREHOLDER                                    SHARES (1)    PERCENT (2)
--------------------------------------------------   -------------   -----------
CenTra Group (CenTra, Can-Am, Ammex and
  Messrs. M.J. Moroun, Lech and Harned,
  Agnes A. Moroun and Matthew T. Moroun)
  12225 Stephens Road, Warren, Michigan 48089.....   3,133,900 (3)       49.0%
Benjamin T. Walkingstick
  1001 Manvel Avenue, Chandler, Oklahoma 74834....     401,029 (4)        6.3%
Marvel List, Trustee of the W. Brent LaGere
  Irrevocable Trust
  420 Bennett Boulevard,
  Chandler, Oklahoma 74834........................     398,077            6.2%

--------------------------------------------------

(1) Except as otherwise indicated, each person or group has the sole power to vote and dispose of all shares and the sole power to exercise any options listed opposite his or her name.

(2) In the above table, any shares which have been awarded but not issued under the Directors' Plan are deemed to be outstanding solely for the purpose of computing the number and percentage of the Company's common shares that he or she owns. Such shares, if any, are not included in the computations for any other person. These percentages are computed based on 6,397,233 shares of common stock outstanding including 1,660,125 common shares rescinded through litigation but excluding 544,475 common shares owned by a subsidiary of the Company which are eligible to vote.

(3) The CenTra Group has filed a Schedule 13D with the Securities and Exchange Commission reporting collective beneficial ownership of 49.2% of the Company's common shares as of July 1992. This percentage included certain common shares the CenTra Group contracted to acquire subject to regulatory approval and was calculated based on total outstanding shares of 7,509,058. The beneficial ownership set forth above includes: (i) 1,360,125 common shares owned by CenTra; and (ii) 1,441,700 common shares owned by Can-Am;
     (iii) 290,000 common shares owned by Ammex; (iv) 25,000 common shares owned by DuraRock, which is owned by Matthew T. Moroun, M.J. Moroun's son; and
     (v) 15,000 common shares owned by Matthew T. Moroun; (vi) 250 common shares held by Mr. Harned; (vii) 200 common shares held by Mr. Lech; and (viii) 1,625 common shares owned by Agnes A. Moroun, M.J. Moroun's sister.

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

     The business address of CenTra, Can-Am, and Messrs. Moroun and Harned is 12225 Stephens Road, Warren, Michigan 48089. The business address of Mr. Lech is 5301 Lauren Court, Bloomfield Hills, Michigan 48302-2941.

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

     CenTra and its affiliates face certain restrictions in the voting or disposition of their common shares. By resolution dated August 19, 1992, the Company restricted the voting of common shares held by CenTra and its affiliates, including Can-Am. In addition, voting of these shares in a manner which would constitute a direct or indirect exercise of control over NAICO is restricted by Nebraska law. The Nebraska Department of Insurance has prohibited the disposition of the common shares held by Can-Am and the United States District Court for the District of Nebraska ("Nebraska Court") has assumed jurisdiction over all shares owned or controlled by M.J. Moroun and/or his affiliates. These shares have now been tendered to and are held by the U.S. District Court Clerk for the District of Nebraska. See Note 11 to Consolidated Financial Statements.

POSSIBLE CHANGE IN CONTROL

     Until July 1992, CenTra and its affiliates held 22.7% of the Company's common shares. In July 1992, M.J. Moroun attempted to obtain control of the Company and acquired or contracted to acquire in open market and private purchases 26.5% of the Company's common stock (which was later transferred to Can-Am), bringing the total beneficial stock ownership of CenTra and its affiliates to 49.2% as of July 1992. To further their purposes, CenTra or its affiliates or both initiated litigation in Oklahoma, Arkansas, Michigan, and an administrative proceeding in Nebraska, the domicile of NAICO. See
Note 11 to Consolidated Financial Statements and "Business--Taxation--United States Taxation of Shareholders."

     To rebuff the threats posed by CenTra and its affiliates, the Company and its subsidiaries have vigorously asserted defenses and counterclaims where appropriate in the litigation and successfully opposed the Form A application of CenTra and its affiliates in the administrative hearings before the Nebraska Department of Insurance (the "Department"). The Form A application sought the Department's approval of M.J. Moroun's share purchases and attempted assertion of control. CenTra and its affiliates appealed the Department's denial of their application. The ruling of the Department and a state district court were affirmed by the Nebraska Supreme Court on December 1, 1995. The Department has prohibited the disposition of the common shares beneficially owned by Can-Am (the 26.5%). By resolution dated August 19, 1992, the Company has restricted the voting of common shares held by CenTra and its affiliates including Can-Am. The resolution invoked the provisions of Article XI of the Company's Articles of Association. Article XI, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more of the common shares (and its affiliates and associates) if the Continuing Directors deny approval. A U.S. District Court Judge for the District of Nebraska ("Nebraska Court") has ordered the divestiture of all CenTra shares and CenTra has delivered what it contends are all the shares they own or control to the registry of the Court, pending the appeal of the Nebraska Court's divestiture order. On July 29, 1998, the U.S. Court of Appeals for the Eighth Circuit affirmed the Nebraska Court's order that the CenTra Group be divested of ownership or control of its shares. This ruling allows the Nebraska Court to consider divestiture plans which may be submitted by NAICO, the Department and the CenTra Group. All shares owned or controlled by the CenTra Group remain in the Nebraska Court's possession pending further orders by that court. On October 28, 1998, the CenTra Group filed pleadings in the Nebraska Court requesting the appointment of a special master to supervise the divestiture and an independent trustee to hold and vote the Company's shares owned by the CenTra Group in accordance with specific instructions pending the final implementation of a divestiture plan. NAICO objected to the CenTra proposal on November 25, 1998 and responded with a divestiture plan of its own (the "NAICO Plan"). The Nebraska Court rejected the CenTra proposal and CenTra responded to the NAICO Plan on December 28, 1998. The Nebraska Court has made no ruling on the NAICO Plan. NAICO's plan includes a proposal whereby the Company would acquire and cancel the shares of Chandler Stock owned or acquired by the CenTra Group. The NAICO Plan has been approved by the Company's executive committee of the Board of Directors. The Department generally supports the NAICO Plan. Until CenTra can overcome these impediments, it cannot take control of the Company.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June and November 1998, W. Brent LaGere purchased, on behalf of and for the benefit of the Chandler (U.S.A.), Inc. 401(k) Thrift Plan (the "Plan") 52,000 and 80,000 shares, respectively, of the Company's common stock. On November 19, 1998, the Plan acquired these and other shares of the Company's common stock at no profit to Mr. LaGere.

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. LaGere, Evans, Paden and Pierce. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintains these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 1996, 1997 and 1998, Chandler USA incurred approximately $184,000, $159,000 and $217,000, respectively, in expenses associated with this property.

     On September 18, 1997, Benjamin T. Walkingstick and L&W entered into an agreement providing that Mr. Walkingstick will produce insurance business only through L&W as an independent contractor (the "Insurance Agreement"). Mr. Walkingstick will receive one-half of all commissions upon any business he produces which was not previously written by L&W and is liable for payment of all premiums due upon such business. The Insurance Agreement may be terminated by either party at any time upon thirty days written notice. Upon termination, the insurance policy expirations or renewal rights (ownership) of the insurance business produced by Mr. Walkingstick shall remain the property of L&W. Mr. Walkingstick is required to maintain his own support staff. Commissions paid to Mr. Walkingstick under this arrangement were $10,832 and $10,603 during 1997 and 1998, respectively.

     ADVANCEMENT OF LITIGATION EXPENSES. In the CenTra litigation, certain officers of the Company and the Company's directors other than Messrs. M.J. Moroun, Harned, Lech and Maestri were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses totaling approximately $2.2 million as of December 31, 1998. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. In addition, certain expenses may be recovered from the Company's directors and officers liability insurer. As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers liability insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Federal Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the Company's directors and officers liability insurer. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. Except for the recovery of a portion of the litigation costs from the Company's directors and officers liability insurer, no provision has been made in the accompanying consolidated financial statements related to the advancement of litigation expenses to certain defendants. The special litigation committee's of the Company and Chandler USA were delegated the authority of the board's of directors to deal with all issues arising from the Oklahoma litigation including the issue of officer and director indemnification.

    The Company believes that all transactions, including loans, with directors, officers, or shareholders of the Company are and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, together with the related notes thereto and the report of Deloitte & Touche, independent auditors on such financial statements as of December 31, 1998 and for the three years then ended are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

           4.1  Specimen Certificate for common shares of the Company. (4)

          10.1 Non-Qualified Stock Option Plan, as amended, adopted at the Shareholder's Annual Meeting on January 19, 1987. (3)

          10.2  Form of Non-Qualified Stock Option Agreement. (1)

          10.3  Agreement for Placement of Insurance Business. (5)

          10.4  Directors' Stock Option and Stock Grant Plan. (6)

          21.1  List of all subsidiaries.

          23.1  Deloitte & Touche consent.

---------------------------

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

           (6) Previously filed as an exhibit to registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.


           Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.

  (b)  Reports on Form 8-K.

       The Company filed one current report on Form 8-K dated December 1, 1998 responding to Item 5 of Form 8-K.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        CHANDLER INSURANCE COMPANY, LTD.



Date:  March 26, 1999                By:/s/ W. Brent LaGere
                                        ----------------------------------------
                                                    W. Brent LaGere
                                            Chairman of the Board, President
                                              and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.




Date:  March 26, 1999                   /s/ W. Brent LaGere
                                        ----------------------------------------
                                        W. Brent LaGere, Chairman of the Board,
                                        Chief Executive Officer, President and
                                        Director (Principal Executive Officer)



Date:  March 26, 1999                   /s/ Mark T. Paden
                                        ----------------------------------------
                                        Mark T. Paden, Executive Vice President,
                                        Chief Financial Officer, and Director
                                        (Principal Financial Officer)



Date:  March 26, 1999                   /s/ Mark C. Hart
                                        ----------------------------------------
                                        Mark C. Hart, Vice President -
                                        Accounting & Treasurer (Principal
                                        Accounting Officer)



Date:  March 26, 1999                   /s/ Brenda B. Watson
                                        ----------------------------------------
                                        Brenda B. Watson, Executive Vice
                                        President and Director



Date:  March 26, 1999                   /s/ Richard L. Evans
                                        ----------------------------------------
                                        Richard L. Evans, Vice President -
                                        Claims and Director



Date:  March 26, 1999                   /s/ James M. Jacoby
                                        ----------------------------------------
                                        James M. Jacoby, Director

Date:  March 26, 1999                   /s/ Robert L. Rice
                                        ----------------------------------------
                                        Robert L. Rice, Director



Date:  March 26, 1999                   /s/ Paul A. Maestri
                                        ----------------------------------------
                                        Paul A. Maestri, Director



Date:
                                        ----------------------------------------
                                        M.J. Moroun, Director



Date:
                                        ----------------------------------------
                                        Norman E. Harned, Director



Date:
                                        ----------------------------------------
                                        Ronald W. Lech, Director



Date:  March 26, 1999                   /s/ Larry A. Davis
                                        ----------------------------------------
                                        Larry A. Davis, Director

                                                                       PAGE F-1

                           CHANDLER INSURANCE COMPANY, LTD.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                     PAGES
                                                               -----------------

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
     December 31, 1997 and 1998................................       F-2

Consolidated Statements of Operations for the years ended
     December 31, 1996, 1997 and 1998..........................       F-3

Consolidated Statements of Comprehensive Income for the
     years ended December 31, 1996, 1997 and 1998..............       F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998..........................       F-5

Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1996, 1997 and 1998..............       F-6

Notes to Consolidated Financial Statements..................... F-7 through F-29

Independent Auditors' Report on Consolidated Financial
     Statements and Financial Statement Schedules..............       F-30



SCHEDULES

 I   Summary of Investments - Other Than Investments
          in Related Parties...................................       F-31

 II  Condensed Financial Information of Registrant.............F-32 through F-34

 III Supplementary Insurance Information.......................       F-35

 IV  Reinsurance...............................................       F-36

 V   Valuation and Qualifying Accounts.........................       F-37

 VI  Supplemental Information (for property-casualty
          insurance underwriters)..............................       F-38

                                                                       PAGE F-2

                           CHANDLER INSURANCE COMPANY, LTD.
                             CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands except share amounts)

                                                               DECEMBER 31,
                                                         -----------------------
ASSETS                                                      1997         1998
                                                         ----------   ----------
Investments
   Fixed maturities available for sale,
      at fair value......................................$ 111,718    $ 109,055
   Fixed maturities held to maturity, at amortized
      cost (fair value $1,330 and $1,332 in
      1997 and 1998, respectively).......................    1,222        1,183
   Equity securities available for sale, at fair value...      124          191
                                                         ----------   ----------
      Total investments..................................  113,064      110,429
Cash and cash equivalents................................   11,999       10,383
Premiums receivable, less allowance for non-collection
   of $115 and $200 at 1997 and 1998, respectively.......   28,079       28,479
Reinsurance recoverable on paid losses, less allowance
   for non-collection of $275 at 1997 and 1998...........    3,069        2,760
Reinsurance recoverable on unpaid losses, less allowance
   for non-collection of $390 and $330 at 1997
   and 1998, respectively................................   10,876       28,970
Prepaid reinsurance premiums.............................    9,662       22,448
Deferred policy acquisition costs........................    5,312        2,381
Property and equipment, net..............................    5,907        8,124
Other assets.............................................   12,893       13,253
Licenses, net............................................    4,344        4,194
Excess of cost over net assets acquired, net.............    5,252        4,604
Covenants not to compete, net............................      333            -
                                                         ----------   ----------
Total assets.............................................$ 210,790    $ 236,025
                                                         ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses............$  74,929    $  80,909
   Unearned premiums.....................................   42,388       50,647
   Policyholder deposits.................................    4,830        4,936
   Notes payable.........................................    2,796        9,410
   Accrued taxes and other payables......................    6,340        3,869
   Premiums payable......................................    4,554       10,961
   Litigation liabilities................................   16,618       13,228
                                                         ----------   ----------
Total liabilities........................................  152,455      173,960
                                                         ----------   ----------

Commitments and contingencies (Notes 11 and 12)

Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares
      authorized; 6,941,708 shares issued................   11,593       11,593
   Paid-in surplus.......................................   34,942       34,983
   Common stock to be issued (20,000 shares).............        -          125
   Capital redemption reserve............................      947          947
   Retained earnings.....................................   24,886       28,328
   Less:  Stock held by subsidiary, at cost (494,617 and
      544,475 shares in 1997 and 1998, respectively).....   (2,487)      (2,905)
   Less:  Stock rescinded through litigation
      (1,660,125 shares).................................  (11,799)     (11,799)
   Accumulated other comprehensive income:
      Unrealized gain on investments available for
      sale, net of deferred income taxes.................      253          793
                                                         ----------   ----------
Total shareholders' equity...............................   58,335       62,065
                                                         ----------   ----------
Total liabilities and shareholders' equity...............$ 210,790    $ 236,025
                                                         ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                       PAGE F-3
                           CHANDLER INSURANCE COMPANY, LTD.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands except per share data)

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1996         1997         1998
                                            ----------   ----------   ----------
Premiums and other revenues
   Direct premiums written and assumed......$ 107,943    $ 123,088    $ 134,329
   Reinsurance premiums ceded...............  (14,228)     (26,222)     (68,793)
                                            ----------   ----------   ----------
      Net premiums written and assumed......   93,715       96,866       65,536
   Decrease (increase) in
      unearned premiums.....................   (4,429)      (2,187)       4,528
                                            ----------   ----------   ----------

      Net premiums earned...................   89,286       94,679       70,064

Interest income, net........................    7,199        7,253        6,467
Realized investment gains, net..............      140          764        1,163
Commissions, fees and other income..........    3,620        2,528        1,952
                                            ----------   ----------   ----------

      Total premiums and other revenues.....  100,245      105,224       79,646
                                            ----------   ----------   ----------

Operating costs and expenses
   Losses and loss adjustment expenses......   53,391       57,512       47,879
   Policy acquisition costs.................   32,123       28,145       17,033
   General and administrative expenses......   14,038       13,116       12,710
   Interest expense.........................      146          463          936
   Litigation expenses, net.................     (108)       4,772       (2,707)
                                            ----------   ----------   ----------

      Total operating costs and expenses....   99,590      104,008       75,851
                                            ----------   ----------   ----------

Income before income taxes..................      655        1,216        3,795
Federal income tax (provision) benefit
   of consolidated U.S. subsidiaries........      317       (2,281)        (353)
                                            ----------   ----------   ----------

Net income (loss)...........................$     972    $  (1,065)   $   3,442
                                            ==========   ==========   ==========


Basic earnings (loss) per common share......$    0.14    $   (0.16)   $    0.54
Diluted earnings (loss) per common share....$    0.14    $   (0.16)   $    0.53


Basic weighted average common shares
   outstanding..............................    6,942        6,687        6,429
Diluted weighted average common shares
   outstanding..............................    6,942        6,687        6,438


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                       PAGE F-4
                           CHANDLER INSURANCE COMPANY, LTD.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1996        1997        1998
                                              ----------  ----------  ----------
Net income (loss)...........................  $     972   $  (1,065)  $   3,442

Other comprehensive income (loss), before
   income tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
         arising during period..............     (2,382)      2,369       1,905
   Less: Reclassification adjustment for
      gains (losses) included in net
      income (loss).........................       (140)       (764)     (1,163)
                                              ----------  ----------  ----------
Other comprehensive income (loss), before
   income tax...............................     (2,522)      1,605         742

Income tax benefit (provision) related to
   items of other comprehensive income
   (loss)...................................        647        (466)       (202)
                                              ----------  ----------  ----------
Other comprehensive income (loss), net of
  income tax...............................      (1,875)      1,139         540
                                              ----------  ----------  ----------
Comprehensive income (loss).................  $    (903)  $      74   $   3,982
                                              ==========  ==========  ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CHANDLER INSURANCE COMPANY, LTD.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1996         1997         1998
                                            ----------   ----------   ----------
OPERATING ACTIVITIES
   Net income (loss)........................$     972    $  (1,065)   $   3,442
   Add (deduct):
      Adjustments to reconcile net income
         (loss) to cash provided by (applied
         to) operating activities:
         Realized investment gains, net.....     (140)        (764)      (1,163)
         Net (gains) losses on sale of
            property and equipment..........      (23)           3         (146)
         Amortization and depreciation......    2,292        2,214        2,458
         Provision for non-collection
            of premiums.....................    1,768           52          152
         Provision for non-collection
            of reinsurance recoverables.....    2,078          527           50
         Earned compensation: non-employee
            director stock option and
            stock grant plan................        -            -          272
      Net change in non-cash balances
         relating to operating activities:
         Premiums receivable................    2,877       (1,794)        (552)
         Reinsurance recoverable on
            paid losses.....................   (1,250)         596         (160)
         Reinsurance recoverable on
            unpaid losses...................   32,197        3,169      (17,676)
         Prepaid reinsurance premiums.......     (300)      (4,192)     (12,786)
         Deferred policy acquisition costs..   (1,193)        (319)       2,931
         Other assets.......................     (253)      (2,456)        (562)
         Unpaid losses and loss
            adjustment expenses.............  (49,155)      (4,710)       5,980
         Unearned premiums..................    4,729        6,379        8,259
         Policyholder deposits..............     (468)         814          106
         Accrued taxes and other payables...    2,108       (1,437)      (2,471)
         Premiums payable...................     (524)       2,106        6,407
         Litigation liabilities.............        -        4,819       (3,390)
                                            ----------   ----------   ----------

      Cash provided by (applied to)
         operating activities...............   (4,285)       3,942       (8,849)
                                            ----------   ----------   ----------

INVESTING ACTIVITIES
   Fixed maturities available for sale:
      Purchases.............................  (34,085)     (35,001)     (71,195)
      Sales.................................   16,880       22,232       47,957
      Maturities............................   12,967       12,541       27,413
   Fixed maturities held to maturity:
      Maturities............................    4,409          380          100
   Equity securities available for sale:
      Sales.................................        -        2,459            -
   Cost of property and equipment
      purchased.............................     (687)        (893)      (3,470)
   Proceeds from sale of property and
      equipment.............................       95           45          337
   Other....................................      (20)           -            -
                                            ----------   ----------   ----------

      Cash provided by (applied to)
         investing activities...............     (441)       1,763        1,142
                                            ----------   ----------   ----------

FINANCING ACTIVITIES
   Cost of common stock purchased
      by subsidiary.........................        -            -         (524)
   Proceeds from notes payable..............    4,500            -        8,548
   Payments on notes payable................     (409)      (1,595)      (1,933)
                                            ----------   ----------   ----------

      Cash provided by (applied to)
         financing activities...............    4,091       (1,595)       6,091
                                            ----------   ----------   ----------

Increase (decrease) in cash and cash
   equivalents..............................     (635)       4,110       (1,616)
Cash and cash equivalents at beginning
   of year..................................    8,524        7,889       11,999
                                            ----------   ----------   ----------

Cash and cash equivalents at end of year....$   7,889    $  11,999    $  10,383
                                            ==========   ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CHANDLER INSURANCE COMPANY, LTD.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (Amounts in thousands except share amounts)

                                       Common                                    Stock     Accumulated
                                       stock    Capital               Stock    rescinded   other comp-     Total
                   Common   Paid-in    to be   redemption  Retained  held by    through    rehensive   shareholders'
                   stock    surplus    issued   reserve    earnings subsidiary litigation    income        equity
                 --------- ---------  -------- ---------- --------- ---------- ----------- -----------  ------------
Balance, January
   1,  1996......$ 12,540  $ 36,143   $     -  $       -  $ 25,926  $  (2,148) $        -  $       89   $    73,450

Net income.......       -         -         -          -       972          -           -           -           972

Retirement of
   stock held by
   subsidiary
   (567,350
    shares)......    (947)   (1,201)        -        947      (947)     2,148           -           -             -

Change in
   unrealized
   loss on
   investments
   available for
   sale, net of
   income tax....       -         -         -          -         -          -           -      (1,875)       (1,875)
                 --------- ---------  -------- ---------- --------- ---------- ----------- -----------  ------------

Balance, December
   31, 1996......  11,593    34,942         -        947    25,951          -           -        (886)       72,547

Net loss.........       -         -         -          -    (1,065)         -           -           -        (1,065)

Stock acquired
   by subsidiary,
   at cost
   494,617
   shares).......       -         -         -          -         -     (2,487)          -           -        (2,487)

Stock rescinded
   through
   litigation
   (1,660,125
    shares)......       -         -         -          -         -          -     (11,799)          -       (11,799)

Change in
   unrealized
   gain on
   investments
   available
   for sale, net
   of income
   tax...........       -         -         -          -         -          -           -      1 ,139         1,139
                 --------- ---------  -------- ---------- --------- ---------- ----------- -----------  ------------

Balance, December
   31, 1997......  11,593    34,942         -        947    24,886     (2,487)    (11,799)        253        58,335

Net income.......       -         -         -          -     3,442          -           -           -         3,442

Stock acquired
   by
   subsidiary,
   at cost
   (69,858
   shares).......       -         -         -          -         -       (524)          -           -          (524)

Stock issued
   or to be
   issued for
   non-employee
   director
   stock option
   and stock
   grant plan
   (40,000
   shares).......       -        41       125          -         -        106           -           -           272

Change in
   unrealized
   gain on
   investments
   available for
   sale, net of
   income tax....       -         -         -          -         -          -           -         540           540
                 --------- ---------  -------- ---------- --------- ---------- ----------- -----------  ------------
Balance, December
   31, 1998......$ 11,593  $ 34,983   $   125  $     947  $ 28,328  $  (2,905) $  (11,799) $      793   $    62,065
                 ========= =========  ======== ========== ========= ========== =========== ===========  ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1996, 1997 AND 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    (A)  BASIS OF PRESENTATION

              Chandler Insurance Company, Ltd. ("Chandler" or the "Company") is a holding company organized and domiciled in the Cayman Islands. Operating revenues, expenses and identifiable assets are primarily from operations outside the Cayman Islands. The Company's wholly owned subsidiaries are engaged in various property and casualty insurance and reinsurance operations. The insurance products offered by the Company through its subsidiary, National American Insurance Company, include property and casualty insurance coverage primarily for businesses in various industries, political subdivisions, surety bonds for small contractors and group accident and health insurance in the United States of America ("U.S."). A substantial part of the business is conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S. One of the Company's subsidiaries, Chandler Insurance (Barbados), Ltd., principally reinsures risks underwritten by National American Insurance Company. In addition, one of the Company's subsidiaries, LaGere and Walkingstick Insurance Agency, Inc., operates as an independent insurance agency based in Chandler, Oklahoma, and represents various insurance companies that provide a variety of property and casualty, life and accident and health coverages, and acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises.

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

    (B)  PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and all subsidiaries. The following represents the significant subsidiaries:

         - Chandler Insurance (Barbados), Ltd. ("CIB") and NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), wholly owned subsidiaries of the Company.

         - Chandler (U.S.A.), Inc. ("Chandler USA"), a wholly owned subsidiary of CIB.

         - National American Insurance Company ("NAICO") and LaGere and Walkingstick Insurance Agency, Inc. ("L&W"), wholly owned subsidiaries of Chandler USA.

              All significant intercompany accounts and transactions have been eliminated in consolidation.

    (C)  IMPAIRMENT OF LONG-LIVED ASSETS

              The Company periodically evaluates the carrying value of long-lived assets to be held and used when changes in events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the separately identifiable anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

    (D)  REVENUE RECOGNITION

              Premiums are generally recognized as earned on a pro rata basis over the policy period. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. Amounts recorded for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of the insurance protection provided. Commission revenues are generally recognized when coverage is effective and premiums are billed.

    (E)   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

              Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported based on data available at this time. The methods of determining such estimates and establishing resulting reserves are periodically reviewed and updated, and adjustments therefrom are necessary to maintain an adequate reserve for unpaid losses and loss adjustment expenses. As more fully explained in Note 3, such estimates are management's best estimates of the expected values. The actual results may vary from these values since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

    (F)  EARNINGS PER COMMON SHARE

              Basic earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,660,125 common shares which were rescinded through litigation during 1997 but are still outstanding, and exclude 494,617 and 544,475 shares held by a subsidiary of the Company at December 31, 1997 and 1998, respectively. The numerator for basic and diluted earnings per share is equal to the net income (loss) for the respective period.

              The following table sets forth the computation of the denominator for basic and diluted earnings per share:

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1996       1997       1998
                                                  --------   --------   --------
                                                          (In thousands)

   Denominator for basic earnings (loss) per
      common share - weighted average shares......   6,942      6,687      6,429

   Effect of dilutive securities -
      non-employee director stock options.........       -          -          9
                                                  --------   --------   --------
   Denominator for diluted earnings (loss) per
      common share - adjusted weighted average
      shares and assumed conversions..............   6,942      6,687      6,438
                                                  ========   ========   ========

    (G)  DEFERRED POLICY ACQUISITION COSTS

              Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses. The Company considers anticipated interest income in determining if a premium deficiency exists. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO expensed $454,000, $1.2 million and $242,000 during 1996, 1997 and 1998, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $4.7 million, $3.6 million and $2.3 million in 1996, 1997 and 1998, respectively.

    (H)  PROPERTY AND EQUIPMENT

              Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                          1997           1998
                                                       ----------     ----------
                                                            (In thousands)
Real estate and improvements...........................$   5,389      $   5,765
Other property and equipment...........................    7,738         10,257
                                                       ----------     ----------
                                                          13,127         16,022
Accumulated depreciation...............................   (7,220)        (7,898)
                                                       ----------     ----------
                                                       $   5,907      $   8,124
                                                       ==========     ==========

              Depreciation expense was approximately $858,000, $872,000 and $1,062,000 for 1996, 1997 and 1998, respectively.

    (I)  INTANGIBLE ASSETS

              The cost of insurance licenses acquired is amortized over 40 years using the straight-line method. Covenants not to compete are amortized by the straight-line method over 10 years. The excess of cost over net assets acquired is amortized by the straight-line method over 15-17 years. Intangible assets included the following at December 31:

                                                      1997           1998
                                                   ----------     ----------
                                                         (In thousands)
    Licenses.......................................$   5,991      $   5,991
    Excess of cost over net assets acquired........   10,748         10,748
    Covenants not to compete.......................    4,000              -
                                                   ----------     ----------
                                                      20,739         16,739
    Accumulated amortization.......................  (10,810)        (7,941)
                                                   ----------     ----------
                                                   $   9,929      $   8,798
                                                   ==========     ==========

    (J)  POLICYHOLDER DEPOSITS

              NAICO requires certain policyholders to pay a deposit at inception of coverage to secure payment of future premiums and deductibles on claims incurred. It is expressly agreed between NAICO and the policyholder that the funds will be used by NAICO only in the event the policyholder fails to pay any premiums, deductibles or other charges when due. NAICO has established a liability for these deposits in an amount equal to that due the policyholders based on insurance premiums reported as of the balance sheet date.

    (K)  INVESTMENTS

              At the time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of shareholders' equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

    (L)  INCOME TAXES

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

    (M)  CASH AND CASH EQUIVALENTS

              For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of 14 days or less to be cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

    (N)  SUPPLEMENTAL CASH FLOW INFORMATION

              Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1996       1997       1998
                                                  --------   --------   --------
                                                          (In thousands)
Cash payments during the year for:
   Interest...................................... $   141    $   818    $ 1,307
   Income taxes..................................     574      1,855        170

Change in unrealized gain (loss) on securities
   available for sale............................ $(2,522)     1,605    $   742
Benefit (provisions) for federal income taxes -
   deferred......................................     647       (466)      (202)
                                                  --------   --------   --------
Net increase (decrease) in shareholders' equity.. $(1,875)   $  1,139   $   540


              In January 1997, NAICO received publicly traded common stock valued at approximately $2.2 million at the settlement date as a result of settling certain legal disputes with a former underwriting manager for a portion of the surety bond program.

              During 1997, NAICO received shares of common stock in connection with an unaffiliated entity's conversion to a for-profit corporation. See Note 2.

              During 1997, L&W acquired 494,617 shares of the Company's common stock from two former agents of NAICO and L&W as payment for debts owed to NAICO and L&W. L&W transferred those shares during 1997 to Chandler Insurance Management, Ltd. ("CIM"), a wholly owned subsidiary of the Company who, in turn assumed debt of L&W to CIB in the amount of approximately $2.5 million, the fair value of the shares.

              As a result of a jury verdict in April 1997, the Company recorded the rescission of certain common stock of the Company that it sold in 1990 in return for a future payment of $5,099,133. The rescission was recorded as a decrease to shareholders' equity in the amount of approximately $4,916,000 with the remaining amount included in litigation expense. In the fourth quarter of 1997, the Company recorded the rescission of certain additional common stock of the Company pursuant to an order issued on March 10, 1998 in the amount of $6,882,500. The payable amounts are included in "Litigation liabilities" on the Company's consolidated balance sheets. See Note 11 for additional information.

    (O)  REINSURANCE

              Management believes all of the Company's reinsurance contracts with reinsurers meet the criteria for risk transfer and the revenue and cost recognition provisions in order to be accounted for as reinsurance. As more fully explained in Note 12, reinsurance contracts do not relieve the Company from its obligation to policyholders. In addition, failure of reinsurers to honor their obligations could result in losses to the Company.

    (P)  RECENTLY ADOPTED ACCOUNTING STANDARDS

              In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements.
         In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the consolidated statements of operations or the consolidated statements of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company adopted SFAS No. 130 on January 1, 1998 as required. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

              Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on January 1, 1998 as required. See
         Note 14.

    (Q)  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

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

NOTE 2. INVESTMENTS AND INTEREST INCOME

              Net interest income and realized investment gains are summarized in the following table. These amounts are net of investment expenses, which are minimal.

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1996       1997       1998
                                                  --------   --------   --------
                                                          (In thousands)

Interest on fixed-maturity investments............$  6,663   $  6,680   $  5,945
Interest on cash equivalents......................     536        573        522
                                                  --------   --------   --------
   Interest income, net...........................   7,199      7,253      6,467
                                                  --------   --------   --------

Realized gains - fixed-maturity investments, net..     140        508      1,163
Realized gains - equities, net....................       -        256          -
                                                  --------   --------   --------
   Realized investment gains, net.................     140        764      1,163
                                                  --------   --------   --------
                                                  $  7,339   $  8,017   $  7,630
                                                  ========   ========   ========

   The amortized cost and fair values of investments are as follows:

                                                                                   GROSS        GROSS
                                                                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR        CARRYING
DECEMBER 31, 1997                                                      COST        GAINS        LOSSES       VALUE        VALUE
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
                                                                    ==========   ==========   ==========   ==========   ==========

DECEMBER 31, 1998
-----------------------------------------------------------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $  55,018    $     273    $     (67)   $  55,224    $  55,224
Debt securities issued by foreign governments....................       1,510            9            -        1,519        1,519
Obligations of states and political subdivisions.................      12,178          318            -       12,496       12,496
Corporate obligations............................................      31,333          348          (58)      31,623       31,623
Public utilities.................................................       7,321          141          (18)       7,444        7,444
Mortgage-backed securities.......................................         725           24            -          749          749
                                                                    ----------   ----------   ----------   ----------   ----------
                                                                    $ 108,085    $   1,113    $    (143)   $ 109,055    $ 109,055
                                                                    ==========   ==========   ==========   ==========   ==========
FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations of U.S.
     government corporations and agencies........................   $   1,183    $     149    $       -    $   1,332    $   1,183
                                                                    ==========   ==========   ==========   ==========   ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock..................................................   $       -    $     191    $       -    $     191    $     191
                                                                    ==========   ==========   ==========   ==========   ==========

     During 1997, NAICO received 19,371 shares of class B common stock of the Insurance Services Office, Inc. ("ISO") in connection with ISO's conversion to a for-profit corporation. ISO has placed certain limitations on the transfer or sale of the class B common stock, one of which restricts ownership of the shares to insurance companies whose primary activity is the writing of insurance or the reinsuring of risk underwritten by insurance companies.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 1998 are shown below:

                               AVAILABLE FOR SALE           HELD TO MATURITY
                             -----------------------     -----------------------
                              AMORTIZED                   AMORTIZED
                                COST      FAIR VALUE        COST      FAIR VALUE
                             ----------   ----------     ----------   ----------
                                               (In thousands)
Due in one year or less......$   22,318   $   22,370     $      266   $      268
Due after one year
     through five years......    46,262       46,547            917        1,064
Due after five years
     through ten years.......    36,768       37,304              -            -
Due after ten years..........     2,012        2,085              -            -
                             ----------   ----------     ----------   ----------
                                107,360      108,306          1,183        1,332

Mortgage-backed securities...       725          749              -            -
                             ----------   ----------     ----------   ----------
                             $  108,085   $  109,055     $    1,183   $    1,332
                             ==========   ==========     ==========   ==========

     Realized gains and losses from sales of fixed maturities and equity securities are shown below:

                                                         GROSS          GROSS
                                                        REALIZED       REALIZED
                                                         GAINS          LOSSES
                                                       ----------     ----------
                                                             (In thousands)
          1996.........................................$      178     $       38
          1997.........................................       803             39
          1998.........................................     1,224             61


     CIB is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for NAICO's benefit. CIB secures such amounts with a trust arrangement whereby securities are deposited into a trust account for NAICO's benefit. At December 31, 1997 and 1998, CIB had cash and investments with a carrying value of approximately $16.7 million and $25.3 million, respectively, deposited in a trust account for NAICO's benefit.

     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 1997 and 1998, the carrying value of these deposits totaled approximately $8.2 million.

     At December 31, 1998 the total amount of cash and investments restricted as a result of these arrangements was approximately $33.5 million.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards, and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for unpaid losses and loss adjustment expenses were approximately $3.8 million and $5.3 million at December 31, 1997 and 1998, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. The Company does not discount the liability for unpaid losses and loss adjustment expenses.

                                                                       PAGE F-13
     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1996         1997         1998
                                           ----------   ----------   ----------
                                                      (In thousands)
Net balance before provision for
   uncollectible reinsurance at
   beginning of year.......................$  81,388    $  64,430    $  62,890
                                           ----------   ----------   ----------
Net losses and loss adjustment expenses
incurred related to:
   Current year............................   53,314       53,704       42,724
   Prior years.............................       77        3,808        5,155
                                           ----------   ----------   ----------
      Total................................   53,391       57,512       47,879
                                           ----------   ----------   ----------
Net paid losses and loss adjustment
   expenses related to:
   Current year............................  (23,836)     (22,214)     (23,152)
   Prior years.............................  (46,513)     (36,838)     (36,423)
                                           ----------   ----------   ----------
      Total................................  (70,349)     (59,052)     (59,575)
                                           ----------   ----------   ----------
Balance before provision for uncollectible
   reinsurance at end of year..............   64,430       62,890       51,194
Adjustments to reinsurance recoverables
   on unpaid losses for uncollectible
   reinsurance.............................      777        1,163          745
                                           ----------   ----------   ----------
Net balance at end of year.................$  65,207    $  64,053    $  51,939
                                           ==========   ==========   ==========

     NAICO does not ordinarily insure against environmental matters as that term is commonly used. However, in some cases, regulatory filings made by NAICO on behalf of an insured can make NAICO directly liable to the regulatory authority for property damage which could include environmental pollution. In those cases, NAICO ordinarily has recourse against the insured or the surety bond principal for amounts paid. NAICO has insured certain trucking companies and pest control operators that are required to provide proof of insurance which in some cases assures payment for clean-up and remediation of damage resulting from sudden and accidental release or discharge of contaminants or other substances which may be classified as pollutants. NAICO also provides surety bonds for construction contractors that use or have control of such substances and for contractors that remove and dispose of asbestos as a part of their contractual obligations. NAICO also insures independent oil and gas producers that may purchase coverage for the escape of oil, saltwater, or other substances which may be harmful to persons or property, but may not generally be classified as pollutants. CIB reinsures a portion of those risks. NAICO maintains claims records which segregate this type of risk for the purpose of evaluating environmental risk exposure. Based upon the nature of such lines of business with insureds of NAICO, and current data regarding the limited severity and infrequency of such matters, it appears that potential environmental risks are not a significant portion of claims reserves and therefore would not likely have a material impact, if any, on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 4. NOTES PAYABLE

     During 1996, Chandler USA borrowed $4.5 million from a bank for a three year term. During the fourth quarter of 1997, the related loan agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over the prime rate published in the Wall Street Journal, which was 7.75% at December 31, 1998. The revised monthly payment is approximately $179,000 including principal and interest. The principal balance of the note was approximately $2,646,000 and $7,397,000 at December 31, 1997 and 1998,
respectively. The principal balance at December 31, 1998 is net of an unamortized loan origination fee of $65,000. Among other things, the loan agreement precludes Chandler USA from paying shareholder dividends, issuing stock and limits its ability to incur indebtedness. The bank has informed Chandler USA that it will consent to the debenture offering described in Note 5, and will waive any restrictions set forth in the loan agreement which might otherwise prohibit Chandler USA from consummating the offering. Moreover, the loan agreement requires that certain restrictive covenants relating to a minimum capital requirement and debt coverage ratio be met. At December 31, 1998, Chandler USA was in compliance with all financial covenants. Proceeds from the note were used to repay amounts due to CIB. The funds received by CIB may be used to discharge litigation judgments. The bank note is collateralized by the shares of NAICO stock owned by Chandler USA.

     Chandler USA has a note payable related to the acquisition of Network Administrators, Inc., an inactive subsidiary of Chandler USA, with a balance of $150,000 and $75,000 at December 31, 1997 and 1998, respectively. The note has an interest rate of 7% per annum and has a final installment of $75,000 plus interest due on October 11, 1999.

     In February 1998, Chandler USA entered into a five year loan agreement with a bank having a principal amount of $2.3 million and an interest rate of 7.75% per annum. Effective September 28, 1998, the interest rate was reduced to 7.5% per annum. Monthly payments are approximately $46,000 including principal and interest. The outstanding balance of the note was approximately $1,938,000 at December 31, 1998. The loan is collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA.

     The annual maturities of the notes payable based upon the amounts outstanding as of December 31, 1998, are as follows:


                           (In thousands)
               1999..............................$ 2,049
               2000..............................  2,148
               2001..............................  2,343
               2002..............................  2,908
               2003..............................     27
               Thereafter........................      -
                                                 -------
                                                 $ 9,475
                                                 =======

NOTE 5. SUBSEQUENT EVENT

     Chandler USA is offering debentures in the aggregate principal amount of $24,000,000 (the "Debentures"). The terms of the Debentures including the interest rate and redemption date have not been determined. Chandler USA plans to use the proceeds of the offering to repay amounts due to CIB; to retire the debt described in Note 4 above; and for general corporate purposes. The Debentures are subject to certain transfer restrictions. The Company and its subsidiaries and affiliates, other than Chandler USA, are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

NOTE 6. SHAREHOLDERS' EQUITY

CAPITAL STOCK

     On May 7, 1988, the Company's shareholders authorized the issuance of up to 3,000,000 preferred shares with a par value of $1.00. No preferred shares have been issued as of December 31, 1998.

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

     In 1996, the Company acquired 567,350 shares of its stock previously held by Chandler USA and retired the shares. In accordance with the Companies Law (1995 Revision) of the Cayman Islands, the Company established the capital redemption reserve fund in the amount of $947,475 which is reflected as a separate component of shareholders' equity in the consolidated balance sheets as of December 31, 1997 and 1998.

     See Note 11 regarding stock held by a subsidiary of the Company and stock rescinded through litigation.

     See Note 8 regarding possible taxation of certain income of the Company to U.S. shareholders with certain ownership percentages.

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     Chandler, CIB, NAICO Indemnity and NAICO are required to file financial statements with insurance regulatory authorities. Chandler and NAICO Indemnity file financial statements with the Cayman Islands Monetary Authority and CIB files financial statements with the Supervisor of Insurance in Barbados. NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from U.S. GAAP. Statutory net income and statutory surplus of NAICO are as follows:

                                              1996         1997         1998
                                           ----------   ----------   ----------
                                                      (In thousands)
Statutory net income.......................$      998   $    6,737   $    6,877
Statutory surplus..........................$   42,373   $   45,283   $   45,327

     Chandler, NAICO Indemnity and CIB are also required to maintain net worth subject to minimum requirements imposed by the applicable regulatory authorities. Chandler and NAICO Indemnity are required to maintain a net worth of the greater of (i) $120,000, or (ii) an amount equal to 20% of their net premiums earned. CIB must have assets exceeding liabilities by (i) $125,000 where the premium income in the previous year did not exceed $750,000; or (ii) 20% of the premium income for the preceding year where the premium income exceeded $750,000 but did not exceed $5,000,000; or (iii) the aggregate of $1,000,000 and 10% of the amount by which the premium income in that fiscal year exceeded $5,000,000.

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 1997 and 1998.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. CIB and NAICO are subject to regulations which restrict their ability to pay shareholder dividends. The payment of cash shareholder dividends by CIB to the Company is limited to its earned surplus (approximately $37.9 million at December 31, 1998) and margin of solvency requirements. The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Nebraska Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year (statutory net income excluding realized capital gains from the second and third preceding years, less any dividends paid, may be carried forward), or
(ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 1999 without the approval of the Nebraska Department of Insurance is approximately $7.3 million. Prior to 1998, NAICO (during the ownership by the Company) had not paid any cash shareholder dividends. During 1998, NAICO paid a cash shareholder dividend of $6.0 million to Chandler USA.

     See Note 4 regarding a bank loan which precludes Chandler USA from paying shareholder dividends. The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of the Company, as well as regulatory limitations and such other factors as the Board of Directors may deem relevant. CIB has not paid any cash shareholder dividends.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $12.6 million as of December 31, 1998). NAICO paid approximately $526,000, $423,000 and $561,000 in policyholder dividends during 1996, 1997 and 1998, respectively.

NOTE 7. STOCK OPTIONS AND WARRANTS

     The Company has a non-qualified stock option plan (the "Officers' Plan") for which the Company has reserved an aggregate of 968,750 shares of its common stock subject to adjustment for reorganizations, recapitalizations, stock splits or similar events, for issuance upon exercise of options to be granted under the Officers' Plan. Options are granted at a purchase price of the fair market value as of the grant date. Shares of common stock subject to the unexercised portions of any options granted under the Officers' Plan which terminate or are canceled may again be subject to reissuance under the Officers' Plan. Officers of the Company and its subsidiaries are eligible to receive options under the Officers' Plan. The Officers' Plan is administered by a committee of the Company's outside directors appointed by the board of directors of the Company. No stock options were outstanding under the Officers' Plan from January 1, 1996 through December 31, 1998.

     During the second quarter of 1998 the Company's directors approved the Directors' Stock Option and Stock Grant Plan (the "Directors' Plan"). The Directors' Plan provides that the non-employee directors of the Company, other than Norman Harned, Ronald Lech and M.J. Moroun, are eligible for grants of stock options and stock grants in accordance with the terms of the Directors' Plan. Options and stock grants may not be granted under the Directors' Plan for more than 260,000 shares of common stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the board of directors, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. The exercise price of the stock options shall generally be equal to the average closing price of common stock of the Company for the 30 calendar days preceding the date the options are granted. The option period begins on the effective date of the option grant and terminates on the tenth anniversary of that date.

     The aggregate number of shares of stock awarded to an eligible director as a stock grant shall total 20,000 shares of common stock of the Company.
The award shall be divided into two equal installments. The first installment of 10,000 shares shall automatically be awarded as of the first regular board meeting after an eligible director completes ten continuous years of service on the board. The second installment of 10,000 shares shall automatically be awarded as of the first anniversary of the initial stock grant, regardless of whether the director is still a member of the board. During the second quarter of 1998, a total of 40,000 shares valued at $250,000, based upon a weighted average grant-date fair value of $6.25 per share, were awarded to two directors, and this amount is included in general and administrative expenses in the Company's consolidated statements of operations. During the third quarter of 1998, the Company issued 20,000 of the 40,000 shares to the two directors as required under the Directors' Plan from the Company's stock held by subsidiary. The difference between the average cost of the shares issued and the share price at the date of the stock grant was credited to paid-in surplus.

     Each eligible director shall automatically be granted options to purchase 1,500 shares of common stock of the Company as of the first regular board meeting in each year the director serves on the board. Each eligible director shall also automatically be granted options to purchase 30,000 shares of common stock of the Company effective as of the first regular board meeting after the director completes ten continuous years of service on the board. The options require shareholder approval prior to being exercised. During the second quarter of 1998, options for 66,000 shares were granted with an exercise price of $5.92 per share, which resulted in approximately $22,000 of compensation expense which is included in general and administrative expenses in the Company's consolidated statements of operations. As of December 31, 1998, options for 66,000 shares were outstanding, none of which were exercisable.

     The Company applies Accounting Principles Board Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock option plans, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires disclosure of pro forma net income and basic and diluted earnings per share as if the Company had adopted the fair value provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date of the stock options in accordance with SFAS No. 123, the Company's pro forma net income for 1998 would have been approximately $3,278,000, and pro forma basic and diluted earnings per share for 1998 would have been $0.51.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for the options granted during 1998 under the Directors' Plan included a risk-free interest rate of 5.62%; expected volatility of 39.0%; expected life of 5.0 years and no dividend yield. The weighted average grant-date fair value per option granted during 1998 under the Directors' Plan was $2.81.

NOTE 8. INCOME TAXES

     Chandler, CIB and NAICO Indemnity have received tax concessions from the respective Cayman Islands and Barbados governments for all taxes levied on profits, income, gains and appreciation that are valid through September 30, 2003, May 19, 2003 and March 10, 2012, respectively. Accordingly, no income taxes have been provided. The companies do not consider themselves engaged in a trade or business within the United States and therefore are not subject to United States Federal income taxes. Should the Internal Revenue Service ("IRS") determine that any of the companies are engaged in a trade or business within the United States and has not filed a federal income tax return, such company may be subject to federal income taxes and may not be allowed any deductions or credits in determining its tax liability.

     Under Section 953(c) of the Internal Revenue Code of 1986 as amended (the "Code"), if U.S. persons indirectly own (i.e., through ownership of the Company) 25% or more of the total combined voting power of all classes of CIB's stock entitled to vote or 25% or more of the total value of CIB's stock, then each such person is required to include in his gross income a portion of any insurance income of CIB attributable to a policy of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a related person to a shareholder in CIB ("related person insurance income" or "RPII"). Under these rules, all U.S. persons who own stock in the Company would generally be required, subject to the exception discussed hereinafter, to include in their gross incomes a portion of the RPII received by CIB from NAICO. However, related person insurance income of CIB need not be included in the income of a U.S. person who is not a "United States shareholder," as defined in Section 951(b) of the Code, if, at all times during CIB's taxable year, less than 20% of the total combined voting power of all classes of stock of CIB and less than 20% of the total value of CIB is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by CIB, or who are related persons to any such person.

     During 1994, the IRS contended that CIB did not qualify for the exception to the inclusion of RPII for all U.S. persons who hold the Company's stock, because the Company owns more than 20% of the voting power and value of CIB, and the Company is a related party to NAICO, which purchases reinsurance from CIB. However, the Company believes, and asserted to the IRS that U.S. persons who hold less than 5.5% of the stock of the Company should not be required to include any RPII of CIB in their income. The IRS has agreed with the Company's position on this issue, and a formal closing agreement was executed in 1996.

     During 1996, the IRS conducted a field examination of the U.S. Federal income tax returns of Chandler USA and its wholly owned subsidiaries for the years 1993 and 1994. The IRS completed the examination in the fourth quarter of 1996. Chandler USA has been informed by the IRS that there are no proposed adjustments to tax liabilities. During 1998, the IRS conducted an examination of the 1995 U.S. Federal income tax return of CIB. The IRS completed the examination in the third quarter of 1998, and there were no proposed adjustments to tax liabilities.

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates for the following reasons:

                                              1996         1997         1998
                                           ----------   ----------   ----------
                                                      (In thousands)
Computed income tax provision at 34%.......$     223    $     413    $   1,290
Increase (decrease) in income
  taxes resulting from:
  Expense (benefit) from income (loss) not
    subject to U.S. Federal income tax.....     (943)       1,384       (1,023)
  Amortization of licenses and
    other intangibles......................      380          380          362
  Nontaxable income from legal settlement..     (110)           -            -
  Interest income on tax exempt
    securities.............................        -          (32)        (298)
  Other, net...............................      133          136           22
                                           ----------   ----------   ----------
Federal income tax provision (benefit).....$    (317)   $   2,281    $     353
                                           ==========   ==========   ==========

     U.S. Federal income tax provision (benefit)  consists of:

                                            CURRENT      DEFERRED      TOTAL
                                           ----------   ----------   ----------
                                                      (In thousands)
1996.......................................$    (592)   $     275    $    (317)
1997.......................................    2,389         (108)       2,281
1998.......................................       52          301          353


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                              1996         1997         1998
                                           ----------   ----------   ----------
                                                      (In thousands)
Loss reserve discounts.....................$     450    $     (97)   $     921
Unearned premiums..........................     (292)         (58)         395
Deferred policy acquisition costs..........      158            1       (1,209)
Reserve for uncollectible premiums
  receivable and reinsurance recoverables..       45          188           (9)
Depreciation and lease expense.............     (134)        (164)         (60)
Other......................................       48           22          263
                                           ----------   ----------   ----------
                                           $     275    $    (108)   $     301
                                           ==========   ==========   ==========

     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:

                                                           1997         1998
                                                        ----------   ----------
                                                             (In thousands)
Deferred tax assets:
   Loss reserve discounts...............................$   3,694    $   2,832
   Unearned premiums....................................    1,825        1,430
   Reserve for uncollectible premiums receivable and
     reinsurance recoverables...........................       39          180
   Net operating loss carryforwards - State.............    1,559        1,670
   Other................................................      288          253
   Valuation allowance..................................   (1,559)      (1,670)
                                                        ----------   ----------
Total deferred tax assets...............................    5,846        4,695
                                                        ----------   ----------
Deferred tax liabilities:
   Deferred policy acquisition costs....................    1,181          (27)
   Depreciation and lease expense.......................      743          693
   Unrealized gain on investments available for sale....      166          368
   Other................................................      182          590
                                                        ----------   ----------
Total deferred tax liabilities..........................    2,272        1,624
                                                        ----------   ----------
Net deferred tax assets.................................$   3,574    $   3,071
                                                        ==========   ==========

     At December 31, 1998, Chandler USA had net operating loss carryforwards available for Oklahoma state tax purposes totaling approximately $27.8 million which expire in the years 2005 through 2014. A valuation allowance has been provided for the tax effect of the state net operating loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 9. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, not to exceed the statutory limitations which for 1998 was $10,000. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $3,600 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $249,000, $254,000 and $259,000 for 1996, 1997 and 1998, respectively.

NOTE 10. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

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

     A number of the Company's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums, licenses and excess of cost over net assets acquired) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, the Company has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, notes payable and premiums payable, approximates their fair value as of December 31, 1997 and 1998.
The estimated fair values of the Company's fixed-maturity and equity security investments are disclosed at Note 2.

NOTE 11. LITIGATION

CENTRA LITIGATION -- GENERAL BACKGROUND

     CenTra, Inc. ("CenTra") is a Detroit-based holding company primarily engaged in the trucking industry. Beginning in 1987, NAICO insured CenTra's automobile liability, general liability and workers compensation risks through reinsurance arrangements involving DuraRock Underwriters, Ltd. ("DuraRock"), a Barbados company and an affiliate of CenTra, its predecessor Can-Am Underwriters, Ltd. ("Can-Am") and CIB. In addition to the insurance arrangements, CenTra and its affiliates have been significant shareholders in the Company (holding approximately 22.7% of the Company's common stock at July 1, 1992). Three present or former executive officers of CenTra, Norman
E. Harned, Ronald W. Lech and M. J. Moroun, are directors of the Company.

     Beginning in 1992, the relationships between the Company and CenTra deteriorated largely due to differences about the CenTra insurance program, CenTra's failure to make timely premium payments and CenTra's role in an anticipated management-led tender offer. In an apparent attempt to block the tender offer and seize control of the Company, CenTra began, on July 1, 1992, a series of common stock purchases and offers to purchase that would, over the following two weeks, place almost one-half of the Company's common stock with CenTra and its affiliates. On July 1 and 2, 1992, CenTra made an offer to Chandler USA to purchase 1,117,679 common shares. These common shares were either owned by Chandler USA (567,350 common shares) or pledged to L&W and NAICO and owned by Cactus Southwest Corp. (169,858 common shares) or the Universal Insurance Group (380,471 common shares). Chandler USA declined the offer. On July 2, 1992, NAICO and NAICO Indemnity canceled the CenTra insurance policies for non-payment of premiums effective September 5, 1992.
On July 2, 1992, CenTra made an offer to Cactus Southwest Corp. to purchase 169,858 common shares owned by it but pledged to NAICO to collateralize certain receivables. On July 7, 1992, the Nebraska Department of Insurance (the "Department") ordered CenTra to cease and desist purchases of the Company's common shares. On July 9, 1992, M.J. Moroun withdrew CenTra's prior offer to Cactus Southwest Corp. and offered to purchase the same common shares himself. At the same time, he began purchasing common shares in the open market. On July 10, 1992, the Department ordered CenTra and its affiliates and Messrs. M.J. Moroun, Harned and Lech to cease and desist purchases of the Company's common shares. On the same date, M.J. Moroun made an offer to the Universal Insurance Group to purchase 380,471 common shares owned by it but pledged to NAICO, and M.J. Moroun made further open market purchases. On
July 11, 1992, M.J. Moroun paid $100,000 to the Universal Insurance Group for an irrevocable proxy and

                                                                       PAGE F-19
contracted with it for the purchase of its pledged common shares. On July 12, 1992, M.J. Moroun contracted with Cactus Southwest Corp. for the purchase of its pledged common shares. On July 13, 1992, further open market purchases were made in the name of Can-Am, a not-yet-formed Bahamian affiliate of CenTra. Also on July 13, 1992, the District Court for Lancaster County, Nebraska entered a temporary restraining order against CenTra, Messrs. M.J. Moroun, Harned and Lech, John and Jane Doe, XYZ Corporation, and their affiliates known and unknown, prohibiting further purchases. On July 14 and 17, 1992, the stock brokerage firm through which the open market purchases were made purportedly substituted Can-Am for M.J. Moroun as the purchaser on the July 9 and 10 sales confirmations. At some time after July 13, 1992, M.J. Moroun assigned his rights to purchase the pledged shares of the Company's common stock owned by the Universal Insurance Group and Cactus Southwest Corp. to Can-Am; neither CenTra nor Can-Am now claim ownership or any interest in the shares. During the second quarter of 1997, ownership of 380,471 common shares was transferred to L&W as payment for one of the agent's debts. In December 1997, 114,146 common shares were transferred to CIM and the balance of the pledged common shares were transferred to unaffiliated persons and entities. These transactions had the effect of canceling the debts secured by the shares. The shares are held as a reduction of shareholders' equity.

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

     A three member committee ("Special Committee"), who are on the board of directors of NAICO and are not named in the lawsuits, investigated the derivative claims. The Special Committee concluded that neither the Company nor its subsidiaries should take action against the individual defendants regarding the claims relating to the tender offer, the management bonuses and the agency purchases. As to the allegedly improper personal benefits, the Special Committee found that some were ordinary and necessary business expenses while others were not. The Special Committee recommended that the recipients reimburse the Company or the affected subsidiaries for all improper personal benefits, the full value of which was $135,000. The Special Committee's recommendations were implemented, and reimbursement was made.
The respective Boards of Directors of the Company and the affected subsidiaries accepted the report and recommendations of the Special Committee and retained special legal counsel to implement the recommendations of the Special Committee. Messrs. M.J. Moroun, Lech and Harned dissented.

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

     OKLAHOMA JUDGMENTS - APRIL 22, 1997, MARCH 10, 1998. On February 13, 1997, trial commenced in the United States District Court in Oklahoma City, Oklahoma (the "Oklahoma Federal Court") in the consolidated cases involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") and the Company and certain of its affiliates, officers and directors. On April 1, 1997, at the close of all of the evidence, the Court entered judgment in favor of NAICO on CenTra's claims for alleged wrongful cancellation of CenTra's insurance with NAICO and the affiliate in 1992.
See CenTra Litigation -- Other. The remaining issues were submitted to a jury.

     On April 9, 1997, the jury returned verdicts on all claims. On April 22, 1997, the Oklahoma Federal Court entered judgments on all verdicts returned. One judgment against the Company requires the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Another judgment was against both the Company and CIB, and in favor of CenTra and its affiliate, Ammex, Inc. ("Ammex"). CenTra and Ammex were awarded $6,882,500 in connection with a 1988 stock purchase agreement. Both judgments related to an alleged failure by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Department of Insurance under certain circumstances. Judgment was also entered in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of Nebraska insurance law, but the judgments were $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate
aircraft.   These amounts are included in other assets in the accompanying consolidated balance sheets. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Federal Court aggregating, with interest, $820,185. DuraRock, a CenTra affiliate, claims $725,000 is owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. NAICO and NAICO Indemnity dispute that claim. In November 1998, DuraRock demanded arbitration and NAICO and NAICO Indemnity responded by appointing an arbitrator. No arbitration hearings have been held. The Oklahoma Federal Court's judgment also upheld a resolution adopted by the Company's Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock.

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

     As a result of the Oklahoma Federal Court judgments, the Company recorded a net charge for the litigation matters described above during the first quarter of 1997 totaling approximately $8.3 million ($8.5 million including provision for federal income tax). In addition, the Company recorded the return of 517,500 shares of the Company's stock in conjunction with the stock rescission judgment as a decrease to shareholders' equity in the amount of approximately $4.9 million with the remaining amount included in the charge for litigation matters. The charge includes approximately $4.6 million as an estimate of interest, costs and related attorney fees. The charge includes an estimated recovery of $2.7 million from the Company's directors and officers liability insurer for costs associated with the defense and litigation of these matters. The Company and certain affiliates are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company and its affiliates could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. The charge also includes the amount of judgments in favor of Chandler USA on the derivative claims discussed above.

     On March 10, 1998, the Oklahoma Federal Court disposed of all post-trial motions filed by the parties. The parties had asked the Oklahoma Federal Court to vacate or modify judgments unfavorable to them and requested the Oklahoma Federal Court to award prejudgment interest. The Oklahoma Federal Court overruled all pending motions except a motion by the Company and CIB to require CenTra and its affiliates to deliver 1,142,625 shares of Chandler common stock they own or control upon payment of the $6,882,500 judgment which was entered in CenTra's favor in April 1997. The Company recorded the return of 1,142,625 shares of the Company's stock in conjunction with the order as a decrease to shareholders' equity as of December 31, 1997, and reduced the previous first quarter of 1997 net charge for litigation matters by $6,882,500. The CenTra parties were directed to deliver the shares upon payment of the judgment. On March 16, 1998 the CenTra Group filed motions for an award of costs and attorney fees totaling approximately $4.7 million. On April 21, 1998, the Oklahoma Federal Court denied the CenTra Group's request. The CenTra Group did not appeal this decision within the time permitted by applicable law. Accordingly, the Company reduced the previous first quarter of 1997 net charge for litigation matters by $3.8 million during the second quarter of 1998. In subsequent papers filed with the appellate court, CenTra asserts as error the Oklahoma Federal Court's denial of attorney fees.

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court and filed the initial appellate brief on September 9, 1998. All briefing was completed on January 4, 1999 and the appeals are being considered by the U.S. Court of Appeals for the 10th Circuit. The Company cannot predict when a decision on the appeals will be made. The CenTra Group's appeals are based upon the Oklahoma Federal Court's failure to award prejudgment interest, the Oklahoma Federal Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Federal Court's modification of the judgment for $6,882,500 to require CenTra to return shares of the Company's stock upon payment of the judgment, and the Oklahoma Federal Court's entry of judgment in favor of NAICO and certain officers and directors on CenTra's claim based upon cancellation of its insurance policies by NAICO in 1992. The CenTra Group is also attempting to appeal the Oklahoma Federal Court's denial of attorney fees but not the denial of costs. The Company believes the appeal of this issue is untimely and therefore barred by law. The Company has elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered as described above have all filed appeals.

     The judgments on the derivative claims described above were all entered in favor of Chandler USA. Chandler USA is, therefore, the judgment creditor in connection with those derivative claim judgments. Chandler USA appointed three directors to comprise a Special Litigation Committee on April 25, 1997. That Special Litigation Committee meets on a regular basis and has been delegated the authority of the Chandler USA Board of Directors regarding all issues related to the CenTra litigation in the Oklahoma Federal Court, including the derivative claim judgments.

     On April 28, 1997, the Company's Board of Directors appointed a Committee of the Board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The Committee was delegated all authority of the Board on these issues. The members of the Committee are Messrs. Jacoby, Maestri and Davis, all of whom are non-parties to the CenTra litigation. That Committee has retained independent counsel. The individual members of the Committee review issues relating to litigation strategy, officer and director indemnification, and claims made under the Company's director and officer liability insurance policy on a regular basis in conjunction with a similar committee composed of Chandler USA directors. The Committee conducts its meetings outside the United States, and participates in telephone briefings and discussions at least monthly.

     Because all shares of the Company's stock owned by the CenTra Group are held by the U.S. District Court for the District of Nebraska ("Nebraska Court"), it is unclear when or if the CenTra Group will be able to comply with the Oklahoma Federal Court's order. The Company believes that it is not required to pay the judgments until the CenTra Group can deliver the shares to the Company. See CenTra Litigation -- Nebraska.

     The ultimate outcome of the appeals of the various parties as described above could have a material adverse effect on the Company and could negatively impact future earnings. The Company's management believes that adequate financial resources are available to pay the judgments as they currently exist or as they may be modified on appeal. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. CIB and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payments of these judgments would reduce investment earnings or increase operating expenses in future periods.

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

     NEBRASKA COURT ACTION. On October 6, 1995 Agnes Anne Moroun, sister of M.J. Moroun, purported to acquire 1,441,000 shares of the voting stock of the Company (the "Shares") from Can-Am Investments, Ltd., an affiliate of three of the Company's directors, M.J. Moroun, Norman E. Harned, and Ronald W. Lech. In response to that action, NAICO filed a lawsuit on October 11, 1995 in the District Court seeking an order sequestering the Shares based upon alleged violations of the Nebraska Holding Company Systems Act and orders of the Department. NAICO also sought a temporary order enjoining further transfers of the Shares and an order requiring the custodian of the Shares, Dean Witter, to deliver them to the court. Agnes Anne Moroun, M.J. Moroun, Norman E. Harned, and others removed the action to the Nebraska Court on October 17, 1995. The Department intervened on that same date requesting relief substantially similar to that requested by NAICO. The Honorable Warren K. Urbom conducted a hearing on October 18, 1995 and on October 30, 1995 granted the relief requested by NAICO. On October 31, 1995 the order was amended and was extended to 700 shares held by Can-Am Investments, Ltd. and was extended to include the CenTra Group's claim to rights to acquire stock. Dean Witter was directed to cause share certificates to be issued and delivered to the Clerk of the Nebraska Court. On November 8, 1995 the share certificates were issued listing Can-Am Investments, Ltd. as the shareholder of 1,441,700 shares pursuant to the order of the Nebraska Court. On November 2, 1995, Agnes Anne Moroun and the other defendants filed responsive pleadings and counterclaims against NAICO and the Director of Insurance of the State of Nebraska ("Insurance Director"). The counterclaims sought declaratory relief confirming the validity of the purported October 6, 1995 transfer of the Shares and that the Insurance Director and the courts of the State of Nebraska are without authority to sequester the Shares. The counterclaims also seek a judgment determining that NAICO's current management controls the Company without the approval of the Insurance Director and incidental relief. The Nebraska Court ruled in favor of NAICO on the counterclaims.

     On March 25, 1997 the Nebraska Court, pursuant to the Nebraska Insurance Holding Company Systems Act, ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them, regardless of when purchased. The CenTra defendants own or control 3,133,450 Chandler shares. All such shares are currently in the possession of the Nebraska Court pursuant to the 1995 and 1997 orders of the Nebraska Court (including the shares subject to the Oklahoma Federal Court stock rescission judgments). CenTra's shares represent approximately 45.1% of the outstanding stock (including the shares subject to the Oklahoma Federal Court stock rescission judgments and the stock held by subsidiary). The Nebraska Court directed NAICO, the CenTra defendants and the Department to submit proposals to the Nebraska Court by April 21, 1997 for the "orderly divestiture and disposition of the stock."

     CenTra subsequently appealed the March 25, 1997 order of the Nebraska Court to the United States Court of Appeals for the Eighth Circuit. CenTra's appeal of this order resulted in a delay of the deadlines for submitting the proposals. On October 7, 1997 the Nebraska Court ordered CenTra, M.J. Moroun and others to deliver into the registry of the Nebraska Court by November 6, 1997 all shares of Chandler stock owned or controlled by them or their affiliates not previously tendered, to await the outcome of the appeal of that court's divestiture order. CenTra requested a stay of that order. The stay was denied and CenTra was again ordered to deliver their shares to the Nebraska Court, this time by January 12, 1998. CenTra appealed that order to the U.S. Court of Appeals for the Eighth Circuit, which affirmed the order. On February 9, 1998 CenTra deposited an additional 1,691,750 shares of Chandler stock with the Nebraska Court. Until the final proposals are submitted and accepted, the Company is unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

     On July 29, 1998, the U.S. Court of Appeals for the Eighth Circuit affirmed the Nebraska Court's order that the CenTra Group be divested of ownership of control of its shares. This ruling allows the Nebraska Court to consider divestiture plans which may be submitted by NAICO, the Department and the CenTra Group. All Chandler shares owned or controlled by the CenTra Group remain in the Nebraska Court's possession pending further orders by that court. On October 28, 1998, the CenTra Group filed pleadings in the Nebraska Court requesting the appointment of a special master to supervise the divestiture and an independent trustee to hold and vote the Company's shares owned by the CenTra Group in accordance with specific instructions pending the final implementation of a divestiture plan. NAICO objected to the CenTra proposal on November 25, 1998 and responded with a divestiture plan of its own (the "NAICO Plan"). The Nebraska Court rejected the CenTra proposal and CenTra responded to the NAICO Plan on December 28, 1998. The Nebraska Court has made no ruling on the NAICO Plan. NAICO's Plan includes a proposal whereby the Company would acquire and cancel the shares of Chandler stock owned or acquired by the CenTra Group. The NAICO Plan has been approved by the Company's executive committee of the board of directors and the boards of directors of Chandler USA and NAICO. The Department generally supports the NAICO Plan. The Nebraska Court has given no indication regarding when it will rule on the NAICO Plan.

     On March 27, 1997 the Nebraska Court declined to exercise jurisdiction over 550,329 common shares of Chandler stock held as security by Chandler subsidiaries for debts owed by two former agents but in which CenTra claimed to have option rights. The Nebraska Court's ruling cleared the way for the Company's subsidiaries to begin the process of disposing of these shares to retire the agents' debts to the subsidiaries. CenTra did not appeal this order. During the second quarter of 1997, ownership of 380,471 common shares was transferred to L&W as payment for one of the agent's debts. In December 1997, L&W transferred 114,146 common shares to CIM and transferred the balance of the pledged shares to unaffiliated persons and entities. These transactions had the effect of canceling the debts secured by the shares.
The shares are held as a reduction of shareholders' equity.

CENTRA LITIGATION -- OTHER

     On September 25, 1997, NAICO learned that several CenTra affiliates had filed two lawsuits in state court in Macomb County, Michigan against NAICO, NAICO Indemnity and certain NAICO officers asserting the same claims made and tried in the Oklahoma lawsuit described above (see CenTra Litigation -- Oklahoma). Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries. The Oklahoma Federal Court entered a judgment against CenTra on these claims. The damages sought are unspecified but the claims are based upon NAICO's cancellation of CenTra's insurance in 1992. NAICO and NAICO Indemnity contend that the Oklahoma Federal Court's adjudication is conclusive as to all claims. The lawsuits were removed to the U.S. District Court for the Eastern District of Michigan, Southern Division ("Michigan Federal Court"). On February 28, 1998, the Michigan Federal Court ordered the lawsuits transferred to the Oklahoma Federal Court. They have now been consolidated and have been assigned to the same judge who presided over the action concluded in April 1997 (see CenTra Litigation -- Oklahoma). Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Federal Court.

     During the first quarter of 1997, CIB concluded an arbitration proceeding involving DuraRock, and CIB recorded approximately $315,000 in litigation and settlement expenses related to this matter. The Company also resolved various issues resulting in settlement of litigation and arbitration proceedings among subsidiaries of the Company and CenTra affiliates, and recorded litigation and settlement expenses of approximately $147,000 in the fourth quarter of 1997.

     In the CenTra litigation, certain officers of the Company and the Company's directors other than Messrs. M.J. Moroun, Harned, Lech and Maestri were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses totaling approximately $2.2 million as of December 31, 1998. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. In addition, certain expenses may be recovered from the Company's directors and officers liability insurer. As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers liability insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Federal Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the Company's directors and officers liability insurer. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. Except for the recovery of a portion of the litigation costs from the Company's directors and officers liability insurer, no provision has been made in the accompanying consolidated financial statements related to the advancement of litigation expenses to certain defendants. The Special Litigation Committees of the Company and Chandler USA were delegated the authority of the boards of directors to deal with all issues arising from the Oklahoma litigation including the issue of officer and director indemnification.

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

     NAICO has structured separate reinsurance programs for construction surety bonds, property, workers compensation, casualty (including automobile liability and physical damage, general liability, umbrella liability, and related professional liability) and group accident and health. CIB reinsures NAICO for a portion of the risk on the construction surety bonds, workers compensation and casualty reinsurance programs.

     During the first quarter of 1998, NAICO purchased additional reinsurance under its workers compensation and casualty reinsurance programs that substantially reduced the combined net retentions in these lines of business. During the second quarter of 1998, NAICO purchased additional reinsurance under its construction surety bond reinsurance program. In July 1997, NAICO purchased additional reinsurance for the California portion of the nonstandard private-passenger automobile program. The purchase of the additional reinsurance coverages in 1997 and 1998 substantially reduced the per occurrence retention for NAICO's workers compensation, casualty, surety bond and private-passenger automobile lines of business, but results in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers underwriting results and NAICO's desired retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 1999 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 and July 1, 1999.

     In formulating its reinsurance programs, NAICO considers numerous factors, the most important of which are the financial stability of the reinsurer, including its ability to provide sufficient collateral if required, reinsurance coverage offered and price.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. Beginning in 1996, NAICO reviewed the historical results for reinsurance contracts with similar commutation provisions and began accruing for such commutations where a commutation election was considered probable, which resulted in an increase in net premiums earned of $730,000, $918,000 and $931,000 in 1996, 1997 and
1998, respectively.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. NAICO charged $2,078,000, $527,000 and $50,000 to policy acquisition costs during 1996, 1997 and 1998, respectively, for estimated uncollectible reinsurance recoverables from certain unaffiliated reinsurers.

     The effect of reinsurance on premiums written and earned was as follows:

                       1996                  1997                  1998
               --------------------  --------------------  --------------------
                WRITTEN    EARNED     WRITTEN    EARNED     WRITTEN    EARNED
               ---------  ---------  ---------  ---------  ---------  ---------
                                        (In thousands)
Direct.........$103,801   $ 98,550   $123,014   $116,101   $134,436   $126,017
Assumed........   4,142      4,664         74        608       (107)        54
Ceded.......... (14,228)   (13,928)   (26,222)   (22,030)   (68,793)   (56,007)
               ---------  ---------  ---------  ---------  ---------  ---------
Net premiums...$ 93,715   $ 89,286   $ 96,866   $ 94,679   $ 65,536   $ 70,064
               =========  =========  =========  =========  =========  =========

     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $4.2 million, $10.6 million and $42.6 million for 1996, 1997 and 1998, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 1997 and 1998 were $28.1 million and $28.5 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 1998, the Company maintained custody of such letters of credit securing these and other transactions totaling approximately $10.5 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 1996, 1997 or 1998.

     NAICO's largest underwriting manager was responsible for underwriting $11.9 million, $12.3 million and $4.0 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program in 1996, 1997 and 1998, respectively. The program underwritten by this underwriting manager was discontinued in 1998. NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.7 million, $2.6 million and $2.8 million during 1996, 1997 and 1998, respectively.

     Approximately $9.5 million, or 17% of the Company's reinsurance recoverables at December 31, 1998 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. The Company believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers (excluding CIB) determined on the basis of net reinsurance recoverables as of December 31, 1998.

                                        NET           CEDED        A.M.
                                    REINSURANCE     REINSURANCE  BEST CO.
       NAME OF REINSURER          RECOVERABLE (1)    PREMIUMS     RATING
-------------------------------   ---------------   -----------  --------
                                                 (in thousands)
First Excess and Reinsurance
    Corporation................   $     15,613      $   21,420       A
Reliance Insurance Company.....         13,948          19,111       A-
SCOR Reinsurance Company.......          5,196           8,061       A+
Jefferson Insurance Company of
    New York...................          2,345           3,638       A
Swiss Reinsurance America
    Corporation................          1,900           2,889       A+
                                  ---------------   -----------
    Top five reinsurers........   $     39,002      $   55,119
                                  ===============   ===========
    All reinsurers.............   $     54,178      $   68,793
                                  ===============   ===========
Percentage of total represented
    by top five reinsurers.....          72.0%            80.1%
-------------------------------

(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and unearned premium reserves recoverable from reinsurers as of December 31, 1998.

                                                                     PAGE F-26

     In the fourth quarter of 1998, a group of NAICO's agents in Oklahoma and Texas formed a Cayman Islands based reinsurance company. The primary purpose of that company is to reinsure a portion of NAICO's net retained liability on workers compensation, casualty and physical damage business which is placed with NAICO by these agents. That company's reinsurance obligations to NAICO are secured by funds held by NAICO and by funds deposited into a trust account for NAICO's benefit. NAICO loaned funds to certain of the agents which are secured by the agent's stock in the reinsurance company. The outstanding loan balances at December 31, 1998 consist of 24 individual loans totaling approximately $977,000 and are included in other assets in the accompanying consolidated balance sheet.

OTHER

     See Note 11 regarding contingencies relating to litigation matters.

     Chandler USA entered into employment contracts with three executive officers of the Company and an employee of one of the Company's subsidiaries during 1988. Each employment agreement has an initial term of 10 years, extended by one additional year for each year worked beyond the fifth year, with final termination at age 70. The aggregate annual commitment for base salaries under these agreements is approximately $982,000. Under certain limited circumstances, such officers could receive base salaries subsequent to an early termination of their employment subject to certain continued obligations to Chandler USA.

     Effective May 1, 1997, one of these former executive officers, Benjamin
T. Walkingstick, resigned as an executive officer and ceased to be employed by Chandler USA, but continues to serve as a consultant. On September 18, 1997, he entered into a separate contract with L&W relating to insurance sales on a commission basis. Commissions paid under this agreement totaled $10,832 and $10,603 during 1997 and 1998, respectively. Effective January 1, 1999, Brenda B. Watson, an executive officer and director of the Company and an executive officer of NAICO and L&W, agreed to modify her employment agreement so that it terminates on January 1, 2004.

     In addition, certain executives are eligible to participate in bonus plans based upon premium production and/or profitability.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $1.4 million, $865,000 and $851,000 at December 31, 1996, 1997 and 1998, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $158,000, $64,000 and $54,000 at December 31, 1996, 1997 and 1998, respectively.

     At December 31, 1998, the Company's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases were $1.1 million in both 1996 and 1997 and were $535,000 in 1998. Future minimum lease payments are as follows:


                            (In thousands)
                1999..............................$   400
                2000..............................    290
                2001..............................    235
                2002..............................    135
                2003..............................     91
                                                  -------
                                                  $ 1,151
                                                  =======

NOTE 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     NAICO and NAICO Indemnity provided insurance coverage and risk management services for CenTra and certain of its affiliates (see Note 11). All such policies were canceled effective September 5, 1992 or expired as of September 30, 1992. As of December 31, 1997, the unpaid premiums and other amounts due from CenTra to the Company's subsidiaries were $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Federal Court aggregating, with interest, $820,185. DuraRock, a CenTra affiliate, claims $725,000 is owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. NAICO and NAICO Indemnity dispute that claim. Liberty Bell Agency, Inc. ("Liberty Bell"), an affiliate of CenTra, has administered claims under the CenTra insurance program. NAICO and NAICO Indemnity reimburse Liberty Bell for their share of claim payments, but are not obligated for DuraRock's share.

     During 1998, the Company's subsidiaries paid a total of $505,000 to Liberty Bell and DuraRock which resulted in settlement of certain litigation and arbitration proceedings. This amount was included in accrued taxes and other payables in the Company's consolidated balance sheet at December 31, 1997.

     DuraRock reinsured NAICO and NAICO Indemnity for substantially all CenTra risks underwritten by them. As a part of a settlement of certain related litigation, National Union Fire Insurance Company of Pittsburgh ("National Union") agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Reinsurance recoverables from National Union totaled approximately $7.4 million, $3.9 million and $1.5 million as of December 31, 1996, 1997 and 1998, respectively. The reduction in reinsurance recoverables as well as to the corresponding liabilities for unpaid losses and loss adjustment expenses is based upon information provided by Liberty Bell and National Union. Although NAICO's and NAICO Indemnity's risks are fully reinsured, they are ultimately liable as the policy-issuing company. If National Union does not meet its obligations, such failure could adversely affect NAICO and the Company (see Notes 11 and 12).

OTHER

     See Note 11 regarding advancement of litigation expenses to certain officers and directors of the Company in the CenTra litigation.

     See Note 12 regarding an insurance commission agreement in 1997.

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and/or officers of the Company own interests.
Under the lease, no cash rental is paid, but Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of the Company's U.S. subsidiaries. Chandler USA incurred approximately $184,000, $159,000 and $217,000 in expenses associated with this property during 1996, 1997 and 1998, respectively.

     The Company believes that all transactions, including loans with directors, officers, or shareholders of the Company, are and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

NOTE 14. SEGMENT INFORMATION

     The Company has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold.

     The property and casualty segment accounted for 91.5%, 91.6% and 89.6% of 1996, 1997 and 1998 consolidated revenues before intersegment eliminations, respectively. The insurance products are underwritten by NAICO and are marketed through independent insurance agencies, including L&W. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 59%, 55% and 55% of gross written premiums in 1996, 1997 and 1998, respectively, while Texas accounted for approximately 7%, 18% and 28% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

     The agency segment accounted for 8.2%, 8.1% and 10.0% of 1996, 1997 and 1998 consolidated revenues before intersegment eliminations, respectively. L&W is appointed by insurers to solicit applications for policies of insurance, primarily in Oklahoma. L&W represents personal and commercial lines insurance companies, and markets property and casualty, individual and group life, medical and disability income coverages. Major target classes of business are political subdivisions, healthcare facilities, transportation companies, manufacturers, contractors, oil & gas, retailers, wholesalers and service organizations. A large portion of certain classes of business produced by L&W is placed with NAICO. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W acts as the underwriter for a significant portion of NAICO's construction surety bond program. L&W places direct agency business as well as business from other agents with specialty insurance companies. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

     The Company accounts for intercompany sales and transactions as if they were to third parties and attempts to set fees consistent with those that would apply in arm's length transactions with a nonaffiliate. There can be no assurance the rates charged reflect those that would have been agreed upon following an arm's length negotiation.

     The following table presents a summary of the Company's operating segments for the years ended December 31:

                                                            INTER-
                                     PROPERTY               SEGMENT
                                        AND        ALL      ELIMINA-   REPORTED
                            AGENCY   CASUALTY     OTHER      TIONS     BALANCES
                          ---------  ---------  ---------  ---------  ----------
                                             (In thousands)
1996
Revenues from external
   customers............. $  1,893   $ 90,793   $    220   $      -   $  92,906
Intersegment revenues....    6,798        248        138     (7,184)          -
Interest income, net.....       70      7,120          9          -       7,199
Interest expense.........        -        146          -          -         146
Depreciation and
   amortization..........      121      1,110      1,061          -       2,292
Segment profit (loss)
   before income
   taxes (1).............       99      1,446       (890)         -         655
Segment assets...........    7,930    210,668        314    (12,085)    206,827

1997
Revenues from external
   customers............. $  1,763   $ 95,224   $    220   $      -   $  97,207
Intersegment revenues....    7,277        201        138     (7,616)          -
Interest income, net.....       56      7,186         11          -       7,253
Interest expense.........        1        462          -          -         463
Depreciation and
   amortization..........      121      1,031      1,062          -       2,214
Segment profit (loss)
   before income
   taxes (1).............      167      6,874     (5,778)       (47)      1,216
Segment assets...........    6,177    217,092      2,656    (15,135)    210,790

1998
Revenues from external
   customers............. $  1,561   $ 70,223   $    232   $      -   $  72,016
Intersegment revenues....    7,088        197        150     (7,435)          -
Interest income, net.....       55      6,412          -          -       6,467
Interest expense.........        2        934          -          -         936
Depreciation and
   amortization..........      107      1,355        996          -       2,458
Segment profit (loss)
   before income
   taxes (1).............      227      2,075      1,510        (17)      3,795
Segment assets...........    5,323    243,180      4,227    (16,705)    236,025

------------------------------

(1) Includes net realized investment gains.


     Net premiums earned and losses and loss adjustment expenses within the property and casualty segment can be identified to Company designated insurance programs. The Company's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of an insurance program. In addition, the Company's chief operating decision makers consider many other factors such as the lines of business offered within an insurance program and the states in which the insurance programs are offered. Certain discrete financial information is not readily available by insurance program, including assets, interest income, and investment gains or losses, allocated to each insurance program. The Company does not consider its insurance programs to be reportable segments, however, the following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
INSURANCE PROGRAM                              1996         1997         1998
------------------------------------------  ----------   ----------   ----------
                                                       (In thousands)
NET PREMIUMS EARNED
Standard property and casualty............  $  38,330    $  55,527    $  41,662
Political subdivisions....................     14,017       14,945       13,073
Surety bonds..............................     10,020       11,117        9,938
Group accident and health...................      316        2,303        4,646
Nonstandard private-passenger automobile....   16,595        8,841          482
Other.......................................   10,008        1,946          263
                                            ----------   ----------   ----------
                                            $  89,286    $  94,679    $  70,064
                                            ==========   ==========   ==========

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty............  $  22,627    $  37,253    $  31,419
Political subdivisions....................      8,075        8,490       10,502
Surety bonds..............................        (65)         952        1,569
Group accident and health...................      152          998        4,149
Nonstandard private-passenger automobile....   14,302        6,386         (182)
Other.......................................    8,300        3,433          422
                                            ----------   ----------   ----------
                                            $  53,391    $  57,512    $  47,879
                                            ==========   ==========   ==========

     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:

                                               1996         1997         1998
                                            ----------   ----------   ----------
                                                       (In thousands)
Segment asset eliminations
   Investment in subsidiaries...............$      475   $      475   $      475
   Other consolidating adjustments..........    11,610       14,660       16,230
                                            ----------   ----------   ----------
                                            $   12,085   $   15,135   $   16,705
                                            ==========   ==========   ==========


NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's quarterly results of operations (unaudited) for 1997 and 1998 are as follows:

                                                               BASIC AND
                                                  NET       DILUTED EARNINGS
                                    TOTAL        INCOME        (LOSS) PER
                                   REVENUES      (LOSS)       COMMON SHARE
                                  ----------   ----------   ----------------
                                         (In thousands except per
                                              share amounts)
1997
----------------------------------
   First quarter..................$  26,308    $ (10,327)   $         (1.49)
   Second quarter.................   28,151          538               0.08
   Third quarter..................   24,831        1,041               0.16
   Fourth quarter.................   25,934        7,683               1.17

1998
----------------------------------
   First quarter..................$  18,550    $     974    $          0.15
   Second quarter.................   19,853        1,041               0.16
   Third quarter..................   20,248          605               0.09
   Fourth quarter.................   20,995          832               0.13


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

     Net realized investment gains totaling approximately $728,000 before income taxes were recorded in the fourth quarter of 1997 as a result of NAICO shifting a portion of its fixed maturities portfolio from taxable to tax exempt bonds and NAICO's sale of Century Business Services, Inc. common stock.

     In the second quarter of 1998, the Company reduced the previous 1997 net charge for litigation matters by $3.8 million due to the Oklahoma Federal Court's denial of the CenTra Group's request for costs and attorney fees.

                           *   *   *   *   *   *   *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Chandler Insurance Company, Ltd.:

We have audited the accompanying consolidated balance sheets of Chandler Insurance Company, Ltd. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998 (all expressed in United States dollars). Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chandler Insurance Company, Ltd. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company is involved in various legal proceedings, the outcome of which is uncertain.



/s/ Deloitte & Touche
DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
March 5, 1999

                                                                     PAGE F-31
                                                                      SCHEDULE I


                      CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                                SUMMARY OF INVESTMENTS - OTHER
                             THAN INVESTMENTS IN RELATED PARTIES
                                   AS OF DECEMBER 31, 1998

                                    (Amounts in thousands)

                                                                 AMOUNT AT WHICH
                                                                  SHOWN IN THE
TYPE OF INVESTMENT                          COST     FAIR VALUE   BALANCE SHEET
---------------------------------------  ----------  ----------  ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies...........  $   55,018  $   55,224  $        55,224
Debt securities issued by foreign
   governments.........................       1,510       1,519            1,519
Obligations of states and political
   subdivisions........................      12,178      12,496           12,496
Corporate obligations..................      31,333      31,623           31,623
Public utilities.......................       7,321       7,444            7,444
Mortgage-backed securities.............         725         749              749
                                         ----------  ----------  ---------------
                                            108,085     109,055          109,055

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies...........       1,183       1,332            1,183

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock........................           -         191              191
                                         ----------  ----------  ---------------
   Total investments...................  $  109,268  $  110,578  $       110,429
                                         ==========  ==========  ===============

                                                                       PAGE F-32
                                                                     SCHEDULE II

                     CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES
                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER INSURANCE COMPANY, LTD.
                                  (PARENT COMPANY ONLY)

                                     BALANCE SHEETS

                        (Amounts in thousands except share amounts)

                                                               DECEMBER 31,
                                                         -----------------------
                                                            1997         1998
                                                         ----------   ----------
ASSETS

Cash and cash equivalents................................$      16    $      15
Premiums receivable......................................        -           10
Investment in subsidiaries, net..........................   74,937       75,268
                                                         ----------   ----------
Total assets.............................................$  74,953    $  75,293
                                                         ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Litigation liabilities................................$  16,618    $  13,228
                                                         ----------   ----------
Total liabilities........................................   16,618       13,228
                                                         ----------   ----------
Shareholders' equity

   Common stock, $1.67 par value, 10,000,000 shares
   authorized;
      6,941,708 shares issued............................   11,593       11,593
   Paid-in surplus.......................................   34,942       34,983
   Common stock to be issued (20,000 shares).............        -          125
   Capital redemption reserve............................      947          947
   Retained earnings.....................................   24,886       28,328
   Less: Stock held by subsidiary, at cost (494,617 and
      544,475 shares in 1997 and 1998, respectively).....   (2,487)      (2,905)
   Less: Stock rescinded through litigation (1,660,125
      shares)............................................  (11,799)     (11,799)
   Accumulated other comprehensive income:
      Unrealized gain on investments available for sale,
      net of income tax..................................      253          793
                                                         ----------   ----------

Total shareholders' equity...............................   58,335       62,065
                                                         ----------   ----------
Total liabilities and shareholders' equity...............$  74,953    $  75,293
                                                         ==========   ==========


                                                                       PAGE F-33
                                                                     SCHEDULE II

                     CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              CHANDLER INSURANCE COMPANY, LTD.
                                   (PARENT COMPANY ONLY)

                                 STATEMENTS OF OPERATIONS

                                  (Amounts in thousands)

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1997        1998
                                            ----------  ----------  ----------
Net premiums earned.........................$       -   $       -   $      37
                                            ----------  ----------  ----------
Operating costs and expenses
   Losses and loss adjustment expenses......        -           -          22
   Policy acquisition costs.................        -           -           6
   General and administrative expenses......        -           -         272
   Litigation expenses, net.................        -       4,819      (3,390)
                                            ----------  ----------  ----------
      Total operating costs and expenses....        -       4,819      (3,090)
                                            ----------  ----------  ----------
Income (loss) before equity in net income
   of subsidiaries..........................        -      (4,819)      3,127
Equity in net income of subsidiaries........      972       3,754         315
                                            ----------  ----------  ----------

Net income (loss)...........................$     972   $  (1,065)  $   3,442
                                            ==========  ==========  ==========


                                                                       PAGE F-34
                                                                     SCHEDULE II

                     CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES
                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               CHANDLER INSURANCE COMPANY, LTD.
                                     (PARENT COMPANY ONLY)

                                   STATEMENTS OF CASH FLOWS

                                    (Amounts in thousands)

                                                YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                              1996        1997        1998
                                           ----------  ----------  ----------
OPERATING ACTIVITIES
   Net income (loss).......................$     972   $  (1,065)  $   3,442
   Adjustments to reconcile net income
      (loss) to cash applied to
      operating activities:
      Earned compensation: non-employee
         director stock option and
         stock grant plan..................        -           -         272
      Net income of subsidiaries not
         distributed to parent..............    (972)     (3,754)       (315)
   Net change in non-cash balances relating
      to operating activities:
      Premiums receivable...................       -           -         (10)
      Litigation liabilities................       -       4,819      (3,390)
                                            ---------  ----------  ----------

      Cash applied to operating activities..       -           -          (1)
                                            ---------  ----------  ----------

Decrease in cash and cash equivalents.......       -           -          (1)
Cash and cash equivalents at beginning
   of year..................................      16          16          16
                                            ---------  ----------  ----------

Cash and cash equivalents at end of year....$     16   $      16   $      15
                                            =========  ==========  ==========

                                                                       PAGE F-35
                                                                    SCHEDULE III

                     CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                             SUPPLEMENTARY INSURANCE INFORMATION

                                    (Amounts in thousands)

                       FUTURE
                       POLICY              OTHER                                         AMORTI-
            DEFERRED  BENEFITS,            POLICY                                       ZATION OF                 NET
             POLICY    LOSSES,             CLAIMS                            CLAIMS,     DEFERRED               PREMIUMS
            ACQUISI-   CLAIMS               AND                   NET      LOSSES AND     POLICY      OTHER     WRITTEN
              TION    AND LOSS  UNEARNED  BENEFITS    PREMIUM   INTEREST   SETTLEMENT    ACQUISI-   OPERATING     AND
              COSTS   EXPENSES  PREMIUMS   PAYABLE    REVENUE    INCOME     EXPENSES    TION COSTS   EXPENSES   ASSUMED
            -------- ---------- --------- ---------- ---------- ---------  ----------- ------------ --------- ----------
YEAR ENDED
DECEMBER 31, 1996

Property
 and
 casualty...$ 4,993  $  79,639  $ 36,009  $   4,016  $  89,286  $  7,121   $   53,391  $    25,517  $ 10,762  $ 93,715
Agency......      -          -         -          -          -        70            -        6,606     2,057         -
Other.......      -          -         -          -          -         8            -            -     1,257         -
            -------- ---------- --------- ---------- ---------- ---------  ----------- ------------ --------- ---------
Total.......$ 4,993  $  79,639  $ 36,009  $   4,016  $  89,286  $  7,199   $   53,391  $    32,123  $ 14,076  $ 93,715
            ======== ========== ========= ========== ========== =========  =========== ============ ========= =========

YEAR ENDED
DECEMBER 31, 1997

Property
 and
 casualty...$ 5,312  $  74,929  $ 42,388  $   4,830  $  94,679  $  7,186   $   57,512  $    21,064  $ 10,309  $ 96,866
Agency......      -          -         -          -          -        56            -        7,081     1,896         -
Other.......      -          -         -          -          -        11            -            -     6,146         -
            -------- ---------- --------- ---------- ---------- ---------  ----------- ------------ --------- ---------
Total.......$ 5,312  $  74,929  $ 42,388  $   4,830  $  94,679  $  7,253   $   57,512  $    28,145  $ 18,351  $ 96,866
            ======== ========== ========= ========== ========== =========  =========== ============ ========= =========

YEAR ENDED
DECEMBER 31, 1998

Property
 and
 casualty...$ 2,381  $  80,909  $ 50,647  $   4,936  $  70,064  $  6,411   $   47,879  $    10,099  $ 10,510  $ 65,536
Agency......      -          -         -          -          -        55            -        6,934     1,540         -
Other.......      -          -         -          -          -         1            -            -    (1,111)        -
            -------- ---------- --------- ---------- ---------- ---------  ----------- ------------ --------- ---------
Total.......$ 2,381  $  80,909  $ 50,647  $   4,936  $  70,064  $  6,467   $   47,879  $    17,033  $ 10,939  $ 65,536
            ======== ========== ========= ========== ========== =========  =========== ============ ========= =========


                                                                       PAGE F-36
                                                                     SCHEDULE IV

                     CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                                        REINSURANCE

                                  (Dollars in thousands)

                                                 ASSUMED              PERCENTAGE
                                     CEDED TO     FROM                OF AMOUNT
                            GROSS      OTHER      OTHER      NET       ASSUMED
                            AMOUNT   COMPANIES  COMPANIES   AMOUNT      TO NET
                          ---------  ---------  ---------  ---------  ----------
Year ended
   December 31, 1996
   Property and casualty..$103,801   $(14,228)  $  4,142   $ 93,715       4.42%
                          =========  =========  =========  =========  ==========

Year ended
   December 31, 1997
   Property and casualty..$123,014   $(26,222)  $     74   $ 96,866       0.08 %
                          =========  =========  =========  =========  ==========

Year ended
   December 31, 1998
   Property and casualty..$134,436   $(68,793)  $   (107)  $ 65,536      (0.16)%
                          =========  =========  =========  =========  ==========

                                                                       PAGE F-37
                                                                      SCHEDULE V

                     CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                             VALUATION AND QUALIFYING ACCOUNTS


                                   (Amounts in thousands)

                                BALANCE
                                  AT        PROVISION                  BALANCE
                               BEGINNING       FOR                      AT END
                               OF PERIOD  NON-COLLECTION  WRITE-OFFS  OF PERIOD
                               ---------  --------------  ----------  ----------
Allowance for non-collection
   of premiums receivable:

      1996.....................$    177   $       1,768   $  (1,768)  $     177
                               =========  ==============  ==========  ==========

      1997.....................$    177   $          52   $    (114)  $     115
                               =========  ==============  ==========  ==========

      1998.....................$    115   $         152   $     (67)  $     200
                               =========  ==============  ==========  ==========

Allowance for non-collection
   of reinsurance recoverables
   on paid and unpaid losses:

      1996.....................$    614   $       2,078   $  (2,201)  $     491
                               =========  ==============  ==========  ==========

      1997.....................$    491   $         527   $    (353)  $     665
                               =========  ==============  ==========  ==========

      1998.....................$    665   $          50   $    (110)  $     605
                               =========  ==============  ==========  ==========



                                                                       PAGE F-38
                                                                     SCHEDULE VI
                     CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                                 SUPPLEMENTAL INFORMATION

                       (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                  (Amounts in thousands)

                                                    DISCOUNT       PAID LOSSES
                                                    DEDUCTED        AND LOSS
                                                      FROM         ADJUSTMENT
                                                    RESERVES        EXPENSES
                                                   -----------     -----------
Year ended December 31, 1996
     Property-casualty.............................$         -     $    70,349
                                                   ===========     ===========
Year ended December 31, 1997
     Property-casualty.............................$         -     $    59,052
                                                   ===========     ===========
Year ended December 31, 1998
     Property-casualty.............................$         -     $    59,575
                                                   ===========     ===========


                                                                       PAGE F-39
                                                                    EXHIBIT 21.1

                     CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES


                                  LIST OF ALL SUBSIDIARIES




1. Chandler Insurance (Barbados), Ltd., a Barbados company ("CIB") that is a wholly owned subsidiary of the Company.


2. Chandler (U.S.A.), Inc., an Oklahoma corporation ("Chandler USA") that is a wholly owned subsidiary of CIB.


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


9. Windsor Acquisition Corporation, an Oklahoma corporation ("Windsor") that is a wholly owned subsidiary of CIB.

                                                                       PAGE F-40

                                                                    EXHIBIT 23.1







INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Post-Effective Amendment No. 3 to Form S-2 on Form S-8 Registration Statement No. 33-28436 of Chandler Insurance Company, Ltd. of our report dated March 5, 1999 (which expresses an unqualified opinion and includes an explanatory paragraph relating to litigation discussed in Note 11) appearing in the Annual Report on Form 10-K of Chandler Insurance Company, Ltd. for the year ended December 31, 1998.


/s/ Deloitte & Touche
DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
March 26, 1999