Form 10-Q
period 1999-03-31
CHANDLER INSURANCE CO LTD
filed 1999-05-11
CIK 792854

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                    ------------------------------------

                                   FORM 10-Q

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---           SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999

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

                              YES  X   NO
                                  ---     ---

     The number of common shares, $1.67 par value, of the registrant outstanding on April 30, 1999 was 6,941,708, which includes 544,475 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court.

===============================================================================

                                                                       PAGE i

                     CHANDLER INSURANCE COMPANY, LTD.

                                   INDEX



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------
Consolidated Statements of Operations for the three months
ended March 31, 1999 and 1998.........................................1

Consolidated Statements of Comprehensive Income for the three months ended March 31, 1999 and 1998..................................2

Consolidated Balance Sheets as of March 31, 1999 and
December 31, 1998.....................................................3

Consolidated Statements of Cash Flows for the three months
ended March 31, 1999 and 1998.........................................4

Notes to Interim Consolidated Financial Statements....................5

ITEM 2
------
Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................9


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings.........................................14

Item 2     Changes in Securities.....................................14

Item 3     Defaults Upon Senior Securities...........................14

Item 4     Submission of Matters to a Vote of Security Holders.......14

Item 5     Other Information.........................................14

Item 6     Exhibits and Reports on Form 8-K..........................14

Signatures...........................................................15

                      CHANDLER INSURANCE COMPANY, LTD.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                (Amounts in thousands except per share data)

                                                       For the three months
                                                          ended March 31,
                                                      ---------------------
                                                         1999       1998
                                                      ---------- ----------
Premiums and other revenues
    Direct premiums written and assumed...............$  35,111  $  29,400
    Reinsurance premiums ceded........................  (14,053)   (14,329)
                                                      ---------- ----------
        Net premiums written and assumed..............   21,058     15,071
    Decrease (increase) in unearned premiums..........      (20)     1,068
                                                      ---------- ----------
        Net premiums earned...........................   21,038     16,139

Interest income, net..................................    1,383      1,669
Realized investment gains, net........................       50          9
Commissions, fees and other income....................      447        733
                                                      ---------- ----------
        Total premiums and other revenues.............   22,918     18,550
                                                      ---------- ----------
Operating costs and expenses
    Losses and loss adjustment expenses...............   13,451      9,614
    Policy acquisition costs..........................    5,047      4,207
    General and administrative expenses...............    2,986      3,377
    Interest expense..................................      228        134
    Litigation expenses, net..........................      259        156
                                                      ---------- ----------
        Total operating costs and expenses............   21,971     17,488
                                                      ---------- ----------
Income before income taxes............................      947      1,062
Federal income tax provision of consolidated
    U.S. subsidiaries.................................     (422)       (88)
                                                      ---------- ----------
Net income............................................$     525  $     974
                                                      ========== ==========
Basic earnings per common share.......................$    0.08  $    0.15
Diluted earnings per common share.....................$    0.08  $    0.15

Basic weighted average common shares outstanding......    6,417      6,447
Diluted weighted average common shares outstanding....    6,435      6,447


See accompanying Notes to Interim Consolidated Financial Statements.

                          CHANDLER INSURANCE COMPANY, LTD.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                       For the three months
                                                          ended March 31,
                                                      ----------------------
                                                        1999        1998
                                                      ---------- ----------
Net income............................................$     525  $     974
                                                      ---------- ----------
Other comprehensive income, before income tax:
    Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising
            during period.............................   (1,400)       128
        Less:  Reclassification adjustment for
            gains included in net income..............      (50)        (9)
                                                      ---------- ----------
Other comprehensive income (loss), before
    income tax........................................   (1,450)       119

Income tax benefit (provision) related to items
    of other comprehensive income (loss)..............      416        (34)
                                                       ---------- ----------
Other comprehensive income (loss), net of
    income tax........................................   (1,034)        85
                                                      ---------- ----------
Comprehensive income (loss)...........................$    (509) $   1,059
                                                      ========== ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                          CHANDLER INSURANCE COMPANY, LTD.
                            Consolidated Balance Sheets
                                    (Unaudited)
                     (Amounts in thousands except share amounts)

                                                    March 31,   December 31,
                                                       1999         1998
                                                   -----------  ------------
ASSETS
Investments
   Fixed maturities available for sale, at
       fair value..................................$  105,074   $   109,055
   Fixed maturities held to maturity, at amortized
       cost (fair value $1,316 and $1,332 in 1999
       and 1998, respectively).....................     1,199         1,183
   Equity securities available for sale, at
       fair value..................................       191           191
                                                   -----------  ------------
          Total investments........................   106,464       110,429
Cash and cash equivalents..........................     7,808        10,383
Premiums receivable, less allowance for non-
   collection of $200 at 1999 and 1998.............    31,085        28,479
Reinsurance recoverable on paid losses, less
   allowance for non-collection of $275 at 1999
   and 1998........................................     1,915         2,760
Reinsurance recoverable on unpaid losses, less
   allowance for non-collection of $297 and
   $330 at 1999 and 1998, respectively.............    33,212        28,970
Prepaid reinsurance premiums.......................    22,553        22,448
Deferred policy acquisition costs..................     2,370         2,381
Property and equipment, net........................     8,091         8,124
Other assets.......................................    13,767        13,253
Licenses, net......................................     4,156         4,194
Excess of cost over net assets acquired, net.......     4,442         4,604
                                                   -----------  ------------
Total assets.......................................$  235,863   $   236,025
                                                   ===========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses......$   83,190   $    80,909
   Unearned premiums...............................    50,772        50,647
   Policyholder deposits...........................     5,013         4,936
   Notes payable...................................     8,934         9,410
   Accrued taxes and other payables................     2,864         3,869
   Premiums payable................................    10,116        10,961
   Litigation liabilities..........................    13,418        13,228
                                                   -----------  ------------
Total liabilities..................................   174,307       173,960
                                                   -----------  ------------

Shareholders' equity
   Common stock, $1.67 par value, 10,000,000
       shares authorized; 6,941,708 shares issued..    11,593        11,593
   Paid-in surplus.................................    34,983        34,983
   Common stock to be issued (20,000 shares).......       125           125
   Capital redemption reserve......................       947           947
   Retained earnings...............................    28,853        28,328
   Less:  Stock held by subsidiary, at cost
       (544,475 shares)............................    (2,905)       (2,905)
   Less:  Stock rescinded through litigation
       (1,660,125 shares)..........................   (11,799)      (11,799)
   Accumulated other comprehensive income:
       Unrealized gain (loss) on investments
          available for sale, net of deferred
          income taxes.............................      (241)          793
                                                   -----------  ------------
Total shareholders' equity.........................    61,556        62,065
                                                   -----------  ------------
Total liabilities and shareholders' equity.........$  235,863   $   236,025
                                                   ===========  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                          CHANDLER INSURANCE COMPANY, LTD.
                        Consolidated Statements of Cash Flows
                                      (Unaudited)
                                (Amounts in thousands)

                                                     For the three months
                                                        ended March 31,
                                                    -----------------------
                                                        1999        1998
                                                    ----------- -----------
OPERATING ACTIVITIES
Net income..........................................$      525  $      974
   Add (deduct):
   Adjustments to reconcile net income to cash
       provided by (applied to) operating
       activities:
       Realized investment gains, net...............       (50)         (9)
       Net gains on sale of equipment...............        (8)       (145)
       Amortization and depreciation................       548         599
       Provision for non-collection of premiums.....        30          67
       Provision for non-collection of reinsurance
           recoverables.............................         -         150
       Net change in non-cash balances relating
           to operations:
           Premiums receivable......................    (2,636)     (1,848)
           Reinsurance recoverable on paid losses...       775       1,059
           Reinsurance recoverable on unpaid
              losses................................    (4,172)     (3,815)
           Prepaid reinsurance premiums.............      (105)       (421)
           Deferred policy acquisition costs........        11        (279)
           Other assets.............................       (97)        199
           Unpaid losses and loss adjustment
              expenses..............................     2,281        (457)
           Unearned premiums........................       125        (647)
           Policyholder deposits....................        77         284
           Accrued taxes and other payables.........    (1,005)     (1,225)
           Premiums payable.........................      (845)      7,175
           Litigation liabilities...................       190           -
                                                    ----------- -----------
       Cash provided by (applied to) operating
           activities...............................    (4,356)      1,661
                                                    ----------- -----------
INVESTING ACTIVITIES
   Fixed maturities available for sale:
       Purchases....................................    (5,042)    (17,597)
       Sales........................................     3,048           -
       Maturities...................................     4,467      14,007
   Fixed maturities held to maturity:
       Maturities...................................         -         100
   Cost of property and equipment purchased.........      (262)     (2,377)
   Proceeds from sale of property and equipment.....        46         300
                                                    ----------- -----------
           Cash provided by (applied to) investing
               activities...........................     2,257      (5,567)
                                                    ----------- -----------
FINANCING ACTIVITIES
   Proceeds from notes payable......................         -       8,548
   Payments on notes payable........................      (476)       (538)
                                                    ----------- -----------
           Cash provided by (applied to)financing
               activities...........................      (476)      8,010
                                                    ----------- -----------
Increase (decrease) in cash and cash equivalents
   during the period................................    (2,575)      4,104
Cash and cash equivalents at beginning of period....    10,383      11,999
                                                    ----------- -----------
Cash and cash equivalents at end of period..........$    7,808  $   16,103
                                                    =========== ===========

See accompanying Notes to Consolidated Financial Statements.

                          CHANDLER INSURANCE COMPANY, LTD.
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 1999 presentation.

     The consolidated financial statements include the accounts of Chandler Insurance Company, Ltd. ("Chandler" or the "Company") and all subsidiaries. The following represents the significant subsidiaries:

  - Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), wholly owned subsidiaries of the Company.
  - Chandler (U.S.A.), Inc. ("Chandler USA"), a wholly owned subsidiary of Chandler Barbados.
  - National American Insurance Company ("NAICO") and LaGere & Walkingstick Insurance Agency, Inc., wholly owned subsidiaries of Chandler USA.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.  LITIGATION

     In the Company's Annual Report on Form 10-K for the year ended December 31, 1998, recent developments updating the CenTra, Inc. ("CenTra") litigation were described. The following supplements that description.

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

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Federal Court aggregating, with interest, $820,185. DuraRock Reinsurance, Ltd. ("DuraRock"), a CenTra affiliate, claims $725,000 is owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. NAICO and NAICO Indemnity dispute that claim. In November 1998, DuraRock demanded arbitration and NAICO and NAICO Indemnity responded by appointing an arbitrator. No arbitration hearings have been held. The Oklahoma Federal Court's judgment also upheld a resolution adopted by the Company's Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock.

     On March 10, 1998, the Oklahoma Federal Court modified the earlier judgment for $6,882,500 to require the CenTra Group to deliver 1,142,625 shares of Chandler common stock they own or control upon payment of the judgment by the Company and Chandler Barbados. On that same date, the Oklahoma Federal Court also entered an order denying the CenTra Group's request for prejudgment interest on the judgments entered in favor of the CenTra Group. The Company recorded the Oklahoma Federal Court's judgment requiring the return of the 1,142,625 shares of the Company's stock as a decrease to shareholder's equity as of December 31, 1997, and reduced the previous first quarter of 1997 net charge for litigation matters by $6,882,500, during the fourth quarter of 1997.

     On March 16, 1998, the CenTra Group filed motions for an award of costs and attorney fees totaling approximately $4.7 million. On April 21, 1998, the Oklahoma Federal Court denied the CenTra Group's request. The CenTra Group did not appeal this decision within the time permitted by applicable law. Accordingly, the Company reduced the previous first quarter of 1997 net charge for litigation matters by $3.8 million during the second quarter of 1998. In subsequent papers filed with the appellate court, CenTra asserts as error the Oklahoma Federal Court's denial of attorney fees.

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

     On April 28, 1997, the Company's Board of Directors appointed a Committee of the Board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The Committee was delegated all authority of the Board on these issues. The members of the Committee are Messrs. Jacoby, Maestri and Davis, all of whom are non-parties to the CenTra litigation. That Committee has retained independent counsel. The individual members of the Committee review issues relating to litigation strategy, officer and director indemnification, and claims made under the Company's director and officer liability insurance policy on a regular basis in conjunction with a similar committee composed of Chandler USA directors. The Committee meets regularly and participates in telephone briefings and discussions at least monthly.

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

CENTRA LITIGATION - NEBRASKA

     The Company has previously reported regarding administrative proceedings and decisions and court actions and decisions involving the Company and the CenTra Group in the State of Nebraska. (See Annual Report on Form 10-K for the fiscal year ended December 31, 1998.) The Nebraska Court ordered CenTra, M.J. Moroun, and others to deliver into the registry of the Nebraska Court all shares of Chandler stock owned or controlled by them or their affiliates and not previously delivered to the Nebraska Court to await the outcome of the CenTra Group's appeal of a divestiture order entered by the Nebraska Court on March 25, 1997. On February 9, 1998, CenTra deposited an additional 1,691,750 shares of the Company's stock making the total number of shares on deposit with the Nebraska Court 3,133,450 shares. In his March 25, 1997 order, the Honorable Warren K. Urbom, U.S. District Judge for the Nebraska Court, ordered the parties to submit divestiture plans. The appeal of that order by CenTra resulted in a delay of the deadlines for submitting the proposals.

     On July 29, 1998, the U.S. Court of Appeals for the 8th Circuit affirmed the Nebraska Court's order that the CenTra Group will be divested of ownership or control of its shares. This ruling allows the Nebraska Court to consider divestiture plans which may be submitted by NAICO, the Nebraska Department of Insurance and the CenTra Group. All Chandler shares owned or controlled by the CenTra Group remain in the Nebraska Court's possession pending further orders by that court. On October 28, 1998, the CenTra Group filed pleadings in the Nebraska Court requesting the appointment of a special master to supervise the divestiture and an independent trustee to hold and vote the Company's shares owned by the CenTra Group in accordance with specific instructions pending the final implementation of a divestiture plan. NAICO objected to the CenTra proposal on November 25, 1998 and responded with a divestiture plan of its own (the "NAICO Plan"). The Nebraska Court rejected the CenTra proposal and CenTra responded to the NAICO Plan on December 28, 1998. The Nebraska Court has made no ruling on the NAICO Plan. NAICO's
Plan includes a proposal whereby the Company would acquire and cancel the shares of Chandler stock owned or acquired by the CenTra Group. The NAICO Plan has been approved by the Company's executive committee of the board of directors and the boards of directors of Chandler USA and NAICO. The
Nebraska Department of Insurance generally supports the NAICO Plan. The Nebraska Court has given no indication regarding when it will rule on the NAICO Plan.

CENTRA LITIGATION - OTHER

     The Company has previously reported regarding two separate lawsuits filed against NAICO, NAICO Indemnity and certain NAICO officers during 1997 in State Court in Macomb County, Michigan. As stated in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, NAICO, NAICO Indemnity and the other defendants contend that the claims which are the basis of these suits are the same claims which were prosecuted and concluded in NAICO's and NAICO Indemnity's favor by the Oklahoma Federal Court in April 1997. On February 28, 1998, a Michigan Federal Court ordered the lawsuits transferred to the Oklahoma Federal Court. They have now been consolidated and have been assigned to the same judge who presided over the action concluded in April 1997 (see CenTra Litigation - Oklahoma). Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Federal Court. Ruling on those motions has been stayed pending the ruling on CenTra's appeal of the April 1, 1997 judgment on the same claims (see CenTra Litigation - Oklahoma).

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

NOTE 3.  DEBENTURE OFFERING

     Chandler USA intends to offer debentures in the aggregate principal amount of $24 million. The terms of the debentures including the interest rate and redemption date have not been determined. Chandler USA plans to use the proceeds of the offering to repay amounts due to Chandler Barbados; to retire its current bank debt; and for general corporate purposes. Chandler USA's subsidiaries and affiliates will not be obligated by the debentures. Accordingly, the debentures will be effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

NOTE 4.  EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,660,125 common shares which were rescinded through litigation during 1997 but are still outstanding, and exclude 544,475 common shares held by a subsidiary of the Company. The numerator for basic and diluted earnings per share is equal to the net income for the respective period.

     The following table sets forth the computation of the denominator for basic and diluted earnings per share:


                                                    MARCH 31,    DECEMBER 31,
                                                      1999           1998
                                                  ------------   ------------
                                                         (In thousands)
Denominator for basic earnings per common share
   - weighted average shares......................      6,417          6,429

Effect of dilutive securities - non-employee
   director stock options.........................         18              9
                                                  ------------   ------------
Denominator for diluted earnings per common share
   - adjusted weighted average shares and assumed
   conversions....................................      6,435          6,438
                                                  ============   ============

NOTE 5.  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 on January 1, 2000 as required. Management of the Company believes that adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 6.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three-month periods ended March 31, 1999 and 1998:

                                     Property
                                        and      All    Intersegment  Reported
                             Agency  casualty   other   eliminations  balances
                            -------- --------- -------- ------------ ---------
                                              (In thousands)
THREE MONTHS ENDED
   MARCH 31, 1999
Revenues from external
   customers (1)............$   350  $ 21,049  $    86  $         -  $ 21,485
Intersegment revenues.......  1,653        51       39       (1,743)        -
Segment profit (loss) before
   income taxes (2).........   (113)    1,459     (399)           -       947
Segment assets..............  5,069   243,090    4,920      (17,216)  235,863

THREE MONTHS ENDED
   MARCH 31, 1998
Revenues from external
   customers (1)............$   607    16,200  $    65  $         -  $ 16,872
Intersegment revenues.......  1,323        51       36       (1,410)        -
Segment profit (loss) before
   income taxes (2).........     (3)    1,469     (404)           -     1,062
Segment assets..............  5,032   231,905    2,675      (14,623)  224,989

----------------------------
(1)   Consists of net premiums earned and commissions, fees and other income.

(2)   Includes net realized investment gains.

     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
                                                         (In thousands)
Insurance program
--------------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty....................$    12,115     $     9,325
Political subdivisions............................      3,782           3,080
Surety bonds......................................      2,881           2,144
Group accident and health.........................      2,286           1,021
Other.............................................        (26)            569
                                                  ------------    ------------
                                                  $    21,038     $    16,139
                                                  ============    ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty....................$     8,929     $     6,339
Political subdivisions............................      2,836           1,889
Surety bonds......................................        310             395
Group accident and health.........................      1,556           1,160
Other.............................................       (180)           (169)
                                                  ------------    ------------
                                                  $    13,451     $     9,614
                                                  ============    ============

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; (viii) other factors including the ongoing litigation matters involving a significant concentration of ownership of common stock.

RESULTS OF OPERATIONS

NET PREMIUMS EARNED

     The following table sets forth net premiums earned for the three month periods ended March 31, 1999 and 1998:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
                                                         (In thousands)
Standard property and casualty....................$    12,115     $     9,325
Political subdivisions............................      3,782           3,080
Surety bonds......................................      2,881           2,144
Group accident and health.........................      2,286           1,021
Other.............................................        (26)            569
                                                  ------------    ------------
TOTAL.............................................$    21,038     $    16,139
                                                  ============    ============

     Net premiums earned increased $4.9 million or 30% in the first quarter of 1999 compared to the first quarter of 1998. The increase is primarily attributable to increased premium production in Oklahoma and Texas.

                                                                       PAGE 10
     Net premiums earned in the standard property and casualty program increased $2.8 million or 30% in the first quarter of 1999 versus the first quarter of 1998. The increase is primarily attributable to increased production in Texas.

     Net premiums earned in the political subdivisions program increased $702,000 or 23% in the first quarter of 1999 versus the first quarter of 1998 due primarily to expansion of the school districts program in Texas and Missouri and increased production in Oklahoma.

     Net premiums earned in the surety bond program increased $737,000 or 34% in the first quarter of 1999 versus the first quarter of 1998 due primarily to increased production in California and New Mexico.

     Net premiums earned in the group accident and health program increased $1.3 million or 124% in the first quarter of 1999 versus the first quarter of 1998 due primarily to a new program covering Oklahoma employers on a fully insured basis which was effective January 1, 1999. Net premiums earned for this program were $1.2 million in the 1999 quarter. National American Insurance Company ("NAICO") discontinued writing new policies for the excess portion of its group accident and health program effective April 1, 1999.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 1999, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 7% invested in cash and money market instruments. The Company's portfolio contains no junk bonds or real estate investments.

     Net interest income decreased $286,000 or 17% in the first quarter of 1999 versus the first quarter of 1998 due to a reduction in invested assets. Invested assets declined from $132.7 million at March 31, 1998 to $114.3 million at March 31, 1999 due primarily to the purchase of additional reinsurance coverages in 1998.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased $286,000 or 39% in the first quarter of 1999 versus the first quarter of 1998. The majority of the Company's income from commissions, fees and other income are from LaGere and Walkingstick Insurance Agency, Inc.'s ("L&W") brokerage commissions and fees.

     L&W's brokerage commissions and fees before intercompany eliminations were $2.0 million in the first quarter of 1999 versus $1.8 million in the first quarter of 1998. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     L&W disposed of certain equipment in the first quarter of 1998 that resulted in a gain of approximately $145,000 which was included in other income.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 63.9% for the first quarter of 1999 versus 59.6% in the first quarter of 1998. The higher loss ratio in the 1999 quarter was due primarily to increased competition and an increase in weather-related losses. Weather-related losses from wind and hail totaled $441,000 in the first quarter of 1999 and increased the loss ratio by 2.1 percentage points. Weather-related losses totaled $115,000 in the first quarter of 1998, and increased the 1998 loss ratio by 0.7 percentage points.

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

     The following table sets forth the Company's policy acquisition costs for each of the three month periods ended March 31, 1999 and 1998:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
                                                         (In thousands)
Commissions expense...............................$     4,438     $     3,580
Other premium related assessments.................        400             506
Premium taxes.....................................        426             827
Excise taxes......................................         46              65
Dividends to policyholders........................         87              75
Other expense.....................................         30              68
                                                  ------------    ------------
Total direct expenses.............................      5,427           5,121

Indirect underwriting expenses....................      3,824           2,989
Commission received from reinsurers...............     (4,215)         (3,624)
Adjustment for deferred acquisition costs.........         11            (279)
                                                  ------------    ------------
Net policy acquisition costs......................$     5,047     $     4,207
                                                  ============    ============

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 26.3% for the first quarter of 1999 versus 27.6% for the first quarter of 1998. Commission expense as a percentage of gross written and assumed premiums was 12.6% for the first quarter of 1999 versus 12.2% for the 1998 quarter. The 1999 commission rate increased due primarily to a higher proportion of surety bond direct written and assumed premiums to total direct written and assumed premiums in the 1999 quarter. Surety bonds have historically had a higher commission rate than the Company's other lines of business which is normal for the industry.

     Indirect underwriting expenses were 10.9% and 10.2% of total direct written and assumed premiums in the three month periods ended March 31, 1999
and 1998, respectively.   Indirect expenses include general overhead and
administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 8.4% and 11.0% of gross premiums earned and commissions, fees and other income in the first quarter of 1999 and 1998, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased 70% in the first quarter of 1999 versus the first quarter of 1998, due primarily to increased levels of bank debt during the 1999 quarter.

LITIGATION EXPENSES

     While the Company's litigation expenses related to CenTra, Inc. ("CenTra") have generally decreased since the first quarter of 1997, continued or renewed actions by CenTra or its affiliates could cause the Company to incur significant litigation expenses in future periods. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1999, the Company used $4.4 million in cash from operations due primarily to increases in premiums receivable and reinsurance recoverables, less an increase in unpaid losses and loss adjustment expenses, which generally correspond to the increase in written premiums in the 1999 quarter and to the purchase of additional reinsurance coverages in 1998. Cash provided by operations in the first quarter of 1998 was $1.7 million.

     Chandler (U.S.A.), Inc. ("Chandler USA"), a wholly owned subsidiary of the Company, intends to offer debentures in the aggregate principal amount of $24 million. The terms of the debentures including the interest rate and redemption date have not been determined. Chandler USA plans to use the proceeds of the offering to repay amounts due to its direct parent Chandler Insurance (Barbados), Ltd.; to retire its current bank debt; and for general corporate purposes. Chandler USA's subsidiaries and affiliates will not be obligated by the debentures. Accordingly, the debentures will be effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

     Book value per share was $12.94 at March 31, 1999 based on 4,757,108 shares (includes total common shares outstanding and common stock to be issued, less 1,660,125 shares rescinded through litigation and 544,475 shares that are held by a subsidiary of the Company) compared to $13.05 at December 31, 1998.

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

     The Company is heavily dependent upon complex information technology computer systems for its operations. The Company has taken action to attempt to identify the nature and extent of the work required to assess and remediate Year 2000 Problems with respect to its systems, products and infrastructures, including non-information technology systems, none of which are considered critical to operations. The Company began work in 1995 to prepare its financial, information and other computer-based systems for the year 2000, including updating existing legacy systems, and such work as currently planned is substantially complete at this time. The Company estimates that it has spent $350,000 updating these systems to address Year 2000 Problems, and such costs were expensed as they were incurred, primarily in 1996 and 1997.

     During the fourth quarter of 1998, the Company retained an independent consultant to prepare a plan for testing its information technology systems. In late 1998, the Company determined that the testing would be performed by its employees, and this testing is anticipated to be completed during the first half of 1999. During the fourth quarter of 1998, the Company incurred approximately $150,000 in additional expenses to evaluate its information systems and in preparation of plans to test its information systems.

     Evaluation and testing of the Company's efforts to address Year 2000 Problems is ongoing. The Company estimates the additional cost of the testing to be approximately $115,000, of which approximately $60,000 was incurred during the first quarter of 1999, which includes the use of internal employees, cost of external software to enhance testing efforts and computer rental costs. These costs will be expensed during 1999 as incurred. This estimate is based on currently available information. The Company continues to evaluate the estimated costs associated with future efforts based on actual experience. These efforts may involve additional costs. The Company is also formulating and studying contingency plans with completion expected by mid-1999.

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

    -  Inability to bill or invoice;

    - Lost revenue resulting from the inability to render accurate billing and from the inability to efficiently market insurance products;
    -  Increased legal and accounting expenses;

    - Fines and associated expenses resulting from inability to comply with regulatory requirements; and

    -  Failure of management controls.

                                                                       PAGE 13
     Any previously mentioned Year 2000 Problems could have a material adverse effect on the Company, including the financial condition of the Company's subsidiaries and their ability to pay dividends or other payments to the Company and its subsidiaries.

     It is possible that the credit or operating ability of agents, reinsurers and others with whom the Company maintains commercial relationships may be adversely affected by one or more unforeseen circumstances caused by Year
2000 Problems. However, the Company does not have control over these third parties and, as a result, it cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 Problems. However, the Company is developing plans to attempt to minimize identified third-party exposures. The Company has requested information from its major vendors and service providers to assess their year 2000 readiness. The Company currently is evaluating this information. The Company cannot predict the adverse impact, if any, of Year 2000 Problems upon parties with whom it does business.

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

PART II.                       OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In response to this item, the Company incorporates by reference to
         Note 2. Litigation to its Interim Consolidated Financial Statements contained elsewhere in this report.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  Other Information

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed one current report on Form 8-K dated March 11, 1999 responding to Item 5 of Form 8-K.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 11, 1999                           CHANDLER INSURANCE COMPANY, LTD.


                                              By: /s/ W. Brent LaGere
                                                  ----------------------------
                                                  W. Brent LaGere
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

                                              By: /s/ Mark C. Hart
                                                  ----------------------------
                                                  Mark C. Hart
                                                  Vice President - Accounting
                                                  & Treasurer
                                                  (Principal Accounting Officer)