Form 10-Q
period 1999-06-30
CHANDLER INSURANCE CO LTD
filed 1999-08-12
CIK 792854

===============================================================================

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                              -------------------------------------


                                           FORM 10-Q


                X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               ---           SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended June 30, 1999

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

     The number of common shares, $1.67 par value, of the registrant outstanding on July 31, 1999 was 6,941,708, which includes 524,475 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court.

===============================================================================

                                                                        PAGE i
                      CHANDLER INSURANCE COMPANY, LTD.

                                    INDEX
                                  ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1

Consolidated Statements of Operations for the three months
ended June 30, 1999 and 1998................................................1

Consolidated Statements of Operations for the six months
ended June 30, 1999 and 1998................................................2

Consolidated Statements of Comprehensive Income for the three months ended June 30, 1999 and 1998.........................................3

Consolidated Statements of Comprehensive Income for the six
months ended June 30, 1999 and 1998.........................................4

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.......5

Consolidated Statements of Cash Flows for the six months
ended June 30, 1999 and 1998................................................6

Notes to Interim Consolidated Financial Statements..........................7

ITEM 2

Management's Discussion and Analysis of Financial Condition
and Results of Operations...................................................12


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings................................................17

Item 2     Changes in Securities............................................17

Item 3     Defaults Upon Senior Securities..................................17

Item 4     Submission of Matters to a Vote of Security Holders..............17

Item 5     Other Information................................................17

Item 6     Exhibits and Reports on Form 8-K.................................17

Signatures..................................................................18

                                                                        PAGE 1
                       CHANDLER INSURANCE COMPANY, LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                 (Amounts in thousands except per share data)

                                                                For the three months
                                                                    ended June 30,
                                                                ----------------------
                                                                   1999        1998
                                                                ----------  ----------
Premiums and other revenues
   Direct premiums written and assumed..........................$  39,708   $  30,061
   Reinsurance premiums ceded...................................  (17,474)    (12,478)
                                                                ----------  ----------
      Net premiums written and assumed..........................   22,234      17,583
   Increase in unearned premiums................................   (1,578)       (108)
                                                                ----------  ----------
      Net premiums earned.......................................   20,656      17,475

Interest income, net............................................    1,315       1,744
Realized investment gains, net..................................        -         268
Commissions, fees and other income..............................      416         366
                                                                ----------  ----------
      Total premiums and other revenues.........................   22,387      19,853
                                                                ----------  ----------
Operating costs and expenses
   Losses and loss adjustment expenses..........................   14,687      14,103
   Policy acquisition costs.....................................    6,252       4,843
   General and administrative expenses..........................    2,938       3,209
   Interest expense.............................................      213         267
   Litigation expenses, net.....................................      191      (3,512)
                                                                ----------  ----------
      Total operating costs and expenses........................   24,281      18,910
                                                                ----------  ----------
Income (loss) before income taxes...............................   (1,894)        943
Federal income tax benefit of consolidated U.S. subsidiaries....      739          88
                                                                ----------  ----------
Net income (loss)...............................................$  (1,155)  $   1,031
                                                                ==========  ==========
Basic and diluted earnings (loss) per common share..............$   (0.18)  $    0.16

Basic weighted average common shares outstanding................    6,417       6,423
Diluted weighted average common shares outstanding..............    6,435       6,437

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 2
                       CHANDLER INSURANCE COMPANY, LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (Amounts in thousands except per share data)

                                                                    For the six months
                                                                      ended June 30,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ----------    ----------
Premiums and other revenues
   Direct premiums written and assumed...........................$  74,819     $  59,461
   Reinsurance premiums ceded....................................  (31,527)      (26,807)
                                                                 ----------    ----------
      Net premiums written and assumed...........................   43,292        32,654
      Decrease (increase) in unearned premiums...................   (1,598)          960
                                                                 ----------    ----------
      Net premiums earned........................................   41,694        33,614

Investment income, net...........................................    2,698         3,413
Realized investment gains, net...................................       50           277
Commissions, fees and other income...............................      863         1,099
                                                                 ----------    ----------
      Total premiums and other revenues..........................   45,305        38,403
                                                                 ----------    ----------
Operating costs and expenses
   Losses and loss adjustment expenses...........................   28,138        23,717
   Policy acquisition costs......................................   11,299         9,050
   General and administrative expenses...........................    5,924         6,586
   Interest expense..............................................      441           401
   Litigation expenses, net......................................      450        (3,356)
                                                                 ----------    ----------
      Total operating costs and expenses.........................   46,252        36,398
                                                                 ----------    ----------
Income (loss) before income taxes................................     (947)        2,005
Federal income tax benefit of consolidated U.S. subsidiaries.....      317             -
                                                                 ----------    ----------
Net income (loss)................................................$    (630)    $   2,005
                                                                 ==========    ==========
Basic and diluted earnings (loss) per common share...............$   (0.10)    $    0.31

Basic weighted average common shares outstanding.................    6,417         6,441
Diluted weighted average common shares outstanding...............    6,435         6,450

See accompanying Notes to Interim Consolidated Financial Statements.

                       CHANDLER INSURANCE COMPANY, LTD.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (Unaudited)
                           (Amounts in thousands)


                                                              For the three months
                                                                  ended June 30,
                                                            ------------------------
                                                               1999          1998
                                                            ----------    ----------
Net income (loss)...........................................$  (1,155)    $   1,031
                                                            ----------    ----------
Other comprehensive income, before income tax:
   Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period..   (1,734)          375
      Less:  reclassification adjustment for gains
             included in net income (loss)..................        -          (268)
                                                            ----------    ----------
Other comprehensive income (loss), before income tax........   (1,734)          107

Income tax benefit related to items of other
   comprehensive income (loss)..............................      468           (10)
                                                            ----------    ----------
Other comprehensive income (loss), net of tax...............   (1,266)           97
                                                            ----------    ----------
Comprehensive income (loss).................................$  (2,421)    $   1,128
                                                            ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 4
                       CHANDLER INSURANCE COMPANY, LTD.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (Unaudited)
                           (Amounts in thousands)

                                                                  For the six months
                                                                    ended June 30,
                                                               ------------------------
                                                                  1999          1998
                                                               ----------    ----------
Net income (loss)..............................................$    (630)    $   2,005
                                                               ----------    ----------
Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period..   (3,134)          504
      Less:  reclassification adjustment for gains
             included in net income (loss).....................      (50)         (277)
                                                               ----------    ----------
Other comprehensive income (loss), before tax..................   (3,184)          227

Income tax benefit (expense) benefit related to items of other
   comprehensive income (loss).................................      884           (45)
                                                               ----------    ----------
Other comprehensive income (loss), net of tax..................   (2,300)          182
                                                               ----------    ----------
Comprehensive income (loss)....................................$  (2,930)    $   2,187
                                                               ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                       CHANDLER INSURANCE COMPANY, LTD.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                 (Amounts in thousands except share amounts)

                                                                     June 30,      December 31,
                                                                       1999            1998
                                                                   ------------    ------------
ASSETS
Investments
   Fixed maturities available for sale, at fair value..............$   103,189     $   109,055
   Fixed maturities held to maturity, at amortized cost (fair
      value $1,301 and $1,332 in 1999 and 1998, respectively)......      1,215           1,183
   Equity securities available for sale, at fair value.............        276             191
                                                                   ------------    ------------
      Total investments............................................    104,680         110,429

Cash and cash equivalents..........................................      5,020          10,383
Premiums receivable, less allowance for non-collection
   of $186 and $200 at 1999 and 1998, respectively.................     33,340          28,479
Reinsurance recoverable on paid losses, less allowance for
   non-collection of $275 at 1999 and 1998.........................      2,062           2,760
Reinsurance recoverable on unpaid losses, less allowance for
   non-collection of $323 and $330 at 1999 and 1998, respectively..     47,173          28,970
Prepaid reinsurance premiums.......................................     23,338          22,448
Deferred policy acquisition costs..................................      2,512           2,381
Property and equipment, net........................................      8,394           8,124
Other assets.......................................................     15,352          13,253
Licenses, net......................................................      4,119           4,194
Excess of cost over net assets acquired, net.......................      4,280           4,604
                                                                   ------------    ------------
Total assets.......................................................$   250,270     $   236,025
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses......................$    95,420     $    80,909
   Unearned premiums...............................................     53,135          50,647
   Policyholder deposits...........................................      5,221           4,936
   Notes payable...................................................      8,452           9,410
   Accrued taxes and other payables................................      4,242           3,869
   Premiums payable................................................     11,047          10,961
   Litigation liabilities..........................................     13,618          13,228
                                                                   ------------    ------------
Total liabilities..................................................    191,135         173,960
                                                                   ------------    ------------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares
      authorized, 6,941,708 shares issued..........................     11,593          11,593
   Paid-in surplus.................................................     35,002          34,983
   Common stock to be issued (20,000 shares in 1998)...............          -             125
   Capital redemption reserve......................................        947             947
   Retained earnings...............................................     27,698          28,328
   Less:  Stock held by subsidiary, at cost (524,475 and 544,475
          shares in 1999 and 1998, respectively)...................     (2,799)         (2,905)
   Less:  Stock rescinded through litigation (1,660,125 shares)....    (11,799)        (11,799)
   Accumulated other comprehensive income:
     Unrealized gain (loss) on investments available for sale, net
        of deferred income taxes...................................     (1,507)            793
                                                                   ------------    ------------
Total shareholders' equity.........................................     59,135          62,065
                                                                   ------------    ------------
Total liabilities and shareholders' equity.........................$   250,270     $   236,025
                                                                   ============    ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                        PAGE 6
                       CHANDLER INSURANCE COMPANY, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Amounts in thousands)

                                                                      For the six months
                                                                        ended June 30,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
OPERATING ACTIVITIES:

Net income (loss)...................................................$    (630)  $   2,005
   Add (deduct):
   Adjustments to reconcile net income to cash applied to
      operating activities:
      Realized investment gains, net................................      (50)       (277)
      Net losses (gains) on sale of property and equipment..........        6        (145)
      Amortization and depreciation.................................    1,130       1,217
      Provision for non-collection of premiums......................       96          60
      Provision for non-collection of reinsurance recoverables......        -         201
      Earned compensation - outside director stock option
         and stock grant plan.......................................        -         272
      Net change in non-cash balances relating to operations:
         Premiums receivable........................................   (4,957)      1,167
         Reinsurance recoverable on paid losses.....................      591       1,224
         Reinsurance recoverable on unpaid losses...................  (18,096)    (10,083)
         Prepaid reinsurance premiums...............................     (890)        784
         Deferred policy acquisition costs..........................     (131)       (497)
         Other assets...............................................   (1,216)        895
         Unpaid losses and loss adjustment expenses.................   14,511       4,930
         Unearned premiums..........................................    2,488      (1,743)
         Policyholder deposits......................................      285         127
         Accrued taxes and other payables...........................      373        (574)
         Premiums payable...........................................       86        (420)
         Litigation liabilities.....................................      390      (3,771)
                                                                    ----------  ----------
      Cash applied to operating activities..........................   (6,014)     (4,628)
                                                                    ----------  ----------
INVESTING ACTIVITIES:

   Fixed maturities available for sale:
      Purchases.....................................................   (8,137)    (18,595)
      Sales.........................................................    3,048      10,784
      Maturities....................................................    7,498      17,095
   Fixed maturities held to maturity:
      Maturities....................................................        -         100
   Cost of property and equipment purchased.........................     (873)     (2,634)
   Proceeds from sale of property and equipment.....................       73         300
                                                                    ----------  ----------
      Cash provided by investing activities.........................    1,609       7,050
                                                                    ----------  ----------
FINANCING ACTIVITIES:

   Cost of stock purchased by subsidiary............................        -        (524)
   Proceeds from notes payable......................................        -       8,548
   Payments on notes payable........................................     (958)       (965)
                                                                    ----------  ----------
      Cash provided by (applied to) financing activities............     (958)      7,059
                                                                    ----------  ----------
Increase (decrease) in cash and cash equivalents during the period..   (5,363)      9,481
Cash and cash equivalents at beginning of period....................   10,383      11,999
                                                                    ----------  ----------
Cash and cash equivalents at end of period..........................$   5,020   $  21,480
                                                                    ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                       CHANDLER INSURANCE COMPANY, LTD.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 1999 presentation.

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

NOTE 2.  LITIGATION

     In the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the period ended March 31, 1999, recent developments updating the CenTra, Inc. ("CenTra") litigation were described. The following supplements that description.

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

NOTE 3.  DEBENTURE OFFERING
     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The debentures have been approved for listing on the American Stock Exchange. Standard & Poor's has assigned the debentures a rating of "BBB". The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent Chandler Barbados, and for general corporate purposes. Chandler USA's subsidiaries and affiliates will not be obligated by the debentures. Accordingly, the debentures will be effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

NOTE 4.  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed based upon net income
(loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,660,125 common shares which were rescinded through litigation during 1997 but still outstanding, and exclude 524,475 and 544,475 common shares held by a subsidiary of the Company at June 30, 1999 and 1998, respectively. The numerator for basic and diluted earnings per share is equal to the net income (loss) for the respective period.

     The following table sets forth the computation of the denominator for basic and diluted earnings per common share:

                                            Three months ended June 30,  Six months ended June 30,
                                            ---------------------------  -------------------------
                                               1999             1998        1999           1998
                                            ----------       ----------  ----------     ----------
                                                                 (In thousands)
Denominator for basic earnings per share-
     Weighted average shares................    6,417            6,423       6,417          6,441

Effect of dilutive securities-
     Stock options..........................       18               14          18              9
                                            ----------       ----------  ----------     ----------
Denominator for dilutive earnings per share-
     Adjusted weighted average shares
        and assumed conversions.............    6,435            6,437       6,435          6,450
                                            ==========       ==========  ==========     ==========

NOTE 5. ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 when required. Management of the Company believes that adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 6.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and six month periods ended June 30, 1999 and 1998:


                                                             Property
                                                               and         All     Intersegment   Reported
                                                  Agency     casualty     other    eliminations   balances
                                                ----------  ----------  ---------  ------------  ----------
                                                                       (In thousands)

THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers (1)............$     356   $  20,652   $     64   $         -   $  21,072
Intersegment revenues...........................    1,672          71         43        (1,786)          -
Segment profit (loss) before income taxes (2)...        7      (1,547)      (337)          (17)     (1,894)

THREE MONTHS ENDED JUNE 30, 1998
Revenues from external customers (1)............$     258   $  17,530   $     53   $         -   $  17,841
Intersegment revenues...........................    1,455          45         36        (1,536)          -
Segment profit (loss) before income taxes (2)...      (12)     (2,029)     2,984             -         943

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers (1)............$     707   $  41,700   $    150   $         -   $  42,557
Intersegment revenues...........................    3,325         121         82        (3,528)          -
Segment profit (loss) before income taxes (2)...     (105)        (89)      (736)          (17)       (947)
Segment assets..................................$   5,045   $ 256,273   $  4,359   $   (15,407)  $ 250,270

SIX MONTHS ENDED JUNE 30, 1998
Revenues from external customers (1)............$     865   $  33,730   $    118   $         -   $  34,713
Intersegment revenues...........................    2,779          96         72        (2,947)          -
Segment profit (loss) before income taxes (2)...      (15)       (560)     2,580             -       2,005
Segment assets..................................$   4,237   $ 226,034   $  4,381   $   (15,796)  $ 218,856
------------------------------------------------

(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.

     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                             THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                             ---------------------------  -------------------------
                                                 1999           1998          1999          1998
                                             ------------   ------------  -----------   -----------
Insurance program                                                 (In thousands)
NET PREMIUMS EARNED
Standard property and casualty...............$    12,112    $    10,413   $   24,227    $   19,738
Political subdivision........................      3,714          3,051        7,495         6,131
Surety bonds.................................      2,562          2,340        5,443         4,484
Group accident and health....................      2,293          1,175        4,579         2,196
Other........................................        (25)           496          (50)        1,065
                                             ------------   ------------  -----------   -----------
                                             $    20,656    $    17,475   $   41,694    $   33,614
                                             ============   ============  ===========   ===========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty...............$     8,524    $     8,491   $   17,453    $   14,829
Political subdivision........................      4,489          3,019        7,325         4,908
Surety bonds.................................        (38)           528          272           924
Group accident and health....................      1,929          1,232        3,485         2,392
Other........................................       (217)           833         (397)          664
                                             ------------   ------------  -----------   -----------
                                             $    14,687    $    14,103   $   28,138    $   23,717
                                             ============   ============  ===========   ===========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) NAICO's ability to maintain favorable insurance company ratings; (ix) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of the Company's common stock.

RESULTS OF OPERATIONS

NET PREMIUMS EARNED

     The following table sets forth net premiums earned for the three and six month periods ended June 30, 1999 and 1998:

                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   -------------------------
                                          1999             1998         1999           1998
                                       ----------       ----------   ----------     ----------
                                                             (In thousands)
Standard property and casualty.........$  12,112        $  10,413    $  24,227      $  19,738
Political subdivisions.................    3,714            3,051        7,495          6,131
Surety bonds...........................    2,562            2,340        5,443          4,484
Group accident and health..............    2,293            1,175        4,579          2,196
Other..................................      (25)             496          (50)         1,065
                                       ----------       ----------   ----------     ----------
TOTAL..................................$  20,656        $  17,475    $  41,694      $  33,614
                                       ==========       ==========   ==========     ==========

     Net premiums earned increased $3.2 million or 18% in the second quarter of 1999 compared to the second quarter of 1998, and increased $8.1 million or 24% for the six months ended June 30, 1999 compared to the 1998 period. The increase is primarily attributable to increased written premium production in Texas and Oklahoma.

     Net premiums earned in the standard property and casualty program increased $1.7 million or 16% in the second quarter of 1999 compared to the second quarter of 1998, and increased $4.5 million or 23% for the six months ended June 30, 1999 compared to the 1998 period. The increase is primarily attributable to increased written premium production in Texas.

     Net premiums earned in the political subdivisions program increased $663,000 or 22% in the second quarter of 1999 compared to the second quarter of 1998, and increased $1.4 million or 22% for the six months ended June 30, 1999 compared to the 1998 period. The increase is primarily due to the expansion of the school districts program in Texas and Missouri and increased written premium production in Oklahoma.

     Net premiums earned in the surety bond program increased $222,000 or 9% in the second quarter of 1999 compared to the second quarter of 1998, and increased $959,000 or 21% for the six months ended June 30, 1999 compared to the 1998 period due primarily to increased written premium production in California.

     Net premiums earned in the group accident and health program increased $1.1 million or 95% in the second quarter of 1999 compared to the second quarter of 1998, and increased $2.4 million or 109% for the six months ended June 30, 1999 compared to the 1998 period. The increases are due primarily to a new program covering Oklahoma employers on a fully insured basis which was effective January 1, 1999. Net premiums earned for this program were $1.4 million and $2.7 million for the second quarter and first six months of 1999, respectively. National American Insurance Company ("NAICO") discontinued writing new policies for the excess portion of its group accident and health program effective April 1, 1999.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 1999, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 5% invested in cash and money market instruments. The Company's portfolio contains no junk bonds or real estate investments.

     Net interest income decreased $429,000 or 25% in the second quarter of 1999 compared to the second quarter of 1998, and decreased $715,000 or 21% for the six months ended June 30, 1999 compared to the 1998 period, due primarily to the purchase of additional reinsurance coverages in 1998.

     The Company had no net realized investment gains in the second quarter of 1999 compared to $268,000 in the second quarter of 1998. Net realized investments gains were $50,000 and $277,000 in the first six months of 1999 and 1998, respectively.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income increased $50,000 or 14% in the second quarter of 1999 compared to the second quarter of 1998, and decreased $236,000 or 21% for the six months ended June 30, 1999 compared to the 1998 period. The majority of the Company's income from commissions, fees and other income are from LaGere & Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $2.0 million and $4.0 million in the three and six months ended June 30, 1999, respectively, compared to $1.7 million and $3.5 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in consolidation of the Company's subsidiaries.

     Other income during the first six months of 1998 included a gain of approximately $145,000 that resulted from L&W's disposal of certain equipment.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 71.1% and 67.5% for the quarter and six months ended June 30, 1999, compared to 80.7% and 70.6% in the comparable year ago periods. During the second quarter of 1998, the Company recorded additional loss development from prior accident years totaling approximately $3.7 million which increased the loss ratio for the three and six month periods ended June 30, 1998 by 21.0 and 10.9 percentage points, respectively.

     Weather-related losses (net of applicable reinsurance) from wind and hail totaled $2.8 million and $3.2 million for the second quarter and first six months of 1999, respectively, and increased the respective loss ratio by 13.4 and 7.7 percentage points. Weather-related losses totaled $660,000 and $775,000 for the second quarter and first six months of 1998, respectively, and increased the respective loss ratios by 3.8 and 2.3 percentage points.

     NAICO is a major insurer of property owned by businesses, cities, towns, and school districts in Oklahoma. As a result, NAICO incurs weather-related losses. On May 3, 1999, tornadoes, hail and strong winds caused severe damage to property owned or used by NAICO insureds. NAICO estimates total insured damages at approximately $22.7 million. Giving effect to NAICO's applicable reinsurance, all of which is with unaffiliated reinsurers, NAICO estimates its net loss before income tax benefit resulting from the May 3 storms at $1.9 million which was recorded in the second quarter of 1999.

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

     The following table sets forth the Company's policy acquisition costs for each of the three and six month periods ended June 30, 1999 and 1998:

                                             Three months ended       Six months ended
                                                  June 30,                June 30,
                                           ----------------------  ----------------------
                                              1999        1998        1999        1998
                                           ----------  ----------  ----------  ----------
                                                           (In thousands)
Commissions expense........................$   5,704   $   3,937   $  10,142   $   7,517
Other premium related assessments..........      288         386         688         892
Premium taxes..............................      941         920       1,367       1,746
Excise taxes...............................       53          41          99         106
Dividends to policyholders.................       70          75         157         150
Other expense..............................       55          (8)         85          60
                                           ----------  ----------   ---------  ----------
Total direct expenses......................    7,111       5,351      12,538      10,471

Indirect underwriting expenses.............    3,970       3,154       7,794       6,143
Commissions received from reinsurers.......   (4,687)     (3,444)     (8,902)     (7,068)
Adjustment for deferred acquisition costs..     (142)       (218)       (131)       (496)
                                           ----------  ----------   ---------  ----------
Net policy acquisition costs...............$   6,252   $   4,843    $ 11,299   $   9,050
                                           ==========  ==========   =========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 27.9% and 27.2% in the second quarter and first six months of 1999, respectively, compared to 28.3% and 27.9% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 14.4% and 13.6% in the second quarter and the first six months of 1999, respectively, compared to 13.1% and 12.6% in the corresponding year ago periods. The commission rate for a portion of the surety bond program varies inversely with the loss ratio pursuant to a commission arrangement contingent on the loss experience of the program. In the 1998 periods, the commission rate was lowered due to an increase in the expected loss ratio which reduced the percentage of commission expense to gross written and assumed premiums by 1.0 and 1.3 percentage points for the second quarter and first six months of 1998, respectively.

     Indirect underwriting expenses were 10.0% and 10.4% of total direct written and assumed premiums in the second quarter and first six months of 1999, respectively, compared to 10.5% and 10.3% in the corresponding year ago periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such business to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.8% and 8.1% of gross premiums earned and commissions, fees, and other income in the second quarter and first six months of 1999, respectively, compared to 10.2% and 10.6% for the corresponding periods in 1998. During the second quarter of 1998, the Company adopted a stock option and stock grant plan for certain non-employee directors of the Company. Compensation expense related to the plan in the amount of $272,000 was included in general and administrative expenses in the second quarter of 1998. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. ("CenTra") and certain of their affiliates. In April 1998, the Oklahoma Federal Court in which the CenTra litigation is pending ordered all parties to pay their own costs and attorney's fees in the case thus denying CenTra's request of approximately $4.7 million for those expenses. CenTra did not appeal this decision. Accordingly, the Company reduced the previous first quarter 1997 net charge for CenTra litigation matters by $3.8 million during the second quarter of 1998. Increased or renewed activity could result in greater litigation expenses in 1999 or future years.

INCOME TAX PROVISION

     The provision for or benefit from federal income taxes of the consolidated U.S. subsidiaries varies with the level of income or loss before income taxes of such subsidiaries. The provision or benefit relative to the consolidated income before income taxes will also vary dependent on the contribution to income before income taxes by the consolidated U.S. subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 1999, the Company used $6.0 million in cash from operations due primarily to increases in premiums receivable and reinsurance recoverables, less an increase in unpaid losses and loss adjustment expenses, all of which generally result from the increase in written premiums in the 1999 period and to the purchase of additional reinsurance coverages in 1998. The Company used $4.6 million in cash from operations during the first six months of 1998.

     On July 16, 1999, the Company announced that its subsidiary Chandler (U.S.A.), Inc. ("Chandler USA") completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The debentures have been approved for listing on the American Stock Exchange. Standard & Poor's has assigned the debentures a rating of "BBB". The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent Chandler Insurance (Barbados), Ltd. (which is a subsidiary of the Company), and for general corporate purposes.

     Book value per share was $12.43 at June 30, 1999 based on 4,757,108 shares (after giving effect to 1,660,125 shares rescinded through litigation and 524,475 shares that are held by a subsidiary of the Company) compared to $13.05 at December 31, 1998.

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

     During the fourth quarter of 1998, the Company retained an independent consultant to prepare a plan for testing its information technology systems.
In late 1998, the Company determined that the testing would be performed by its employees, and this testing was completed during the first half of 1999.
During the fourth quarter of 1998, the Company incurred approximately $150,000 in additional expenses to evaluate its information systems and in preparation of plans to test its information systems.

     The Company incurred additional costs of $125,000 to complete its testing during the first half of 1999, of which approximately $65,000 was incurred in the second quarter of 1999. These costs included the use of internal employees, cost of external software to enhance testing efforts and computer rental costs. These costs were expensed during 1999 as incurred. The Company could incur costs in the future if additional efforts are needed to perform modifications to the Company's information technology systems. The Company is establishing a contingency plan for all critical business operations. The Company expects to finalize the contingency plan during the third quarter of 1999. The contingency plan includes possible manual operations and the implementation of alternative information processing procedures.

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

     It is possible that the credit or operating ability of agents, reinsurers and others with whom the Company maintains commercial relationships may be adversely affected by one or more unforeseen circumstances caused by Year 2000 Problems. However, the Company does not have control over these third parties and, as a result, it cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 Problems. However, the Company is developing plans to attempt to minimize identified third-party exposures. The Company has requested information from its major vendors and service providers to assess their year 2000 readiness. The Company is currently evaluating this information. The Company cannot predict the adverse impact, if any, of Year 2000 Problems upon parties with whom it does business.

     The Company continues to study the complex issues related to insurance coverage for losses arising from the myriad potential fact situations connected with Year 2000 Problems and NAICO's liability to its insureds. The Company believes that the coverages NAICO provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 Problems, and NAICO has made no provisions for loss reserves based on potential Year 2000 Problems. NAICO expects to utilize coverage exclusion endorsements based on the individual underwriting of commercial accounts, and it has adopted endorsements to its policies based on forms provided and filed for approval with various regulatory authorities by Insurance Services Office, Inc., an insurance services company which provides regulatory research and filing support to insurance companies. Use of these special endorsements is governed by the laws and regulatory policies of states in which NAICO is authorized to do business.

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

Item 2.   CHANGES IN SECURITIES
          ---------------------
          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None

Item 5.   OTHER INFORMATION
          -----------------
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          The Company filed one current report on Form 8-K dated July 16, 1999 responding to Item 5 of Form 8-K.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 1999              CHANDLER INSURANCE COMPANY, LTD.



                                   By: /s/ W. Brent LaGere
                                   ---------------------------------------
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)





                                   By: /s/ Mark C. Hart
                                   ---------------------------------------
                                   Vice President - Accounting & Treasurer
                                   (Principal Accounting Officer)