Form 10-Q
period 1999-09-30
CHANDLER INSURANCE CO LTD
filed 1999-11-12
CIK 792854

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

                For the Quarterly Period Ended September 30, 1999

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
     The number of common shares, $1.67 par value, of the registrant outstanding on October 29, 1999 was 6,941,708, which includes 524,475 common shares owned by a subsidiary of the registrant which are eligible to vote, and 1,660,125 common shares which were rescinded through litigation and are held by a court.

===============================================================================

                                                                       PAGE i

                        CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX
                                   ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

Consolidated Statements of Operations for the three months
     ended September 30, 1999 and 1998......................................1

Consolidated Statements of Operations for the nine months
     ended September 30, 1999 and 1998......................................2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 1999 and 1998...............................3

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 1999 and 1998...............................4

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..5

Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and 1998......................................6

Notes to Interim Consolidated Financial Statements..........................7

ITEM 2
------

Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................12


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

Item 5     Other Information................................................17

Item 6     Exhibits and Reports on Form 8-K.................................17

Signatures..................................................................18

                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)


                                                                 For the three months
                                                                  ended September 30,
                                                                ----------------------
                                                                   1999        1998
                                                                ----------  ----------
Premiums and other revenues
     Direct premiums written and assumed........................$  50,219   $  44,156
     Reinsurance premiums ceded.................................  (19,382)    (17,322)
                                                                ----------  ----------
          Net premiums written and assumed......................   30,837      26,834
     Increase in unearned premiums..............................   (8,472)     (8,975)
                                                                ----------  ----------
          Net premiums earned...................................   22,365      17,859

Interest income, net............................................    1,373       1,570
Realized investment gains, net..................................        5         371
Commissions, fees and other income..............................      499         448
                                                                ----------  ----------

          Total premiums and other revenues.....................   24,242      20,248
                                                                ----------  ----------
Operating costs and expenses
     Losses and loss adjustment expenses........................   16,382      12,265
     Policy acquisition costs...................................    4,863       4,002
     General and administrative expenses........................    3,086       2,971
     Interest expense...........................................      514         286
     Litigation expenses, net...................................      233         233
                                                                ----------  ----------
          Total operating costs and expenses....................   25,078      19,757
                                                                ----------  ----------

Income (loss) before income taxes...............................     (836)        491
Federal income tax benefit of consolidated U.S. subsidiaries....      513         114
                                                                ----------  ----------

Net income (loss)...............................................$    (323)  $     605
                                                                ==========  ==========

Basic and diluted earnings (loss) per common share..............$   (0.05)  $    0.09

Basic weighted average common shares outstanding................    6,417       6,417
Diluted weighted average common shares outstanding..............    6,433       6,430

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)


<CAPTION
                                                                 For the nine months
                                                                  ended September 30,
                                                                ----------------------
                                                                   1999        1998
                                                                ----------  ----------
Premiums and other revenues
     Direct premiums written and assumed........................$ 125,038   $ 103,617
     Reinsurance premiums ceded.................................  (50,909)    (44,129)
                                                                ----------  ----------

          Net premiums written and assumed......................   74,129      59,488
     Increase in unearned premiums..............................  (10,070)     (8,015)
                                                                ----------  ----------

          Net premiums earned...................................   64,059      51,473

Interest income, net............................................    4,071       4,983
Realized investment gains, net..................................       55         648
Commissions, fees and other income..............................    1,362       1,547
                                                                ----------  ----------

          Total premiums and other revenues.....................   69,547      58,651
                                                                ----------  ----------

Operating costs and expenses
     Losses and loss adjustment expenses........................   44,520      35,982
     Policy acquisition costs...................................   16,162      13,052
     General and administrative expenses........................    9,010       9,557
     Interest expense...........................................      955         687
     Litigation expenses, net...................................      683      (3,123)
                                                                ----------  ----------


          Total operating costs and expenses....................   71,330      56,155
                                                                ----------  ----------

Income (loss) before income taxes...............................   (1,783)      2,496
Federal income tax benefit of consolidated U.S. subsidiaries....      830         114
                                                                ----------  ----------

Net income (loss)...............................................$    (953)  $   2,610
                                                                ==========  ==========
Basic and diluted earnings (loss) per common share..............$   (0.15)  $    0.41

Basic weighted average common shares outstanding................    6,417       6,433
Diluted weighted average common shares outstanding..............    6,434       6,443

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                            (Amounts in thousands)

                                                                       For the three months
                                                                        ended September 30,
                                                                      ----------------------
                                                                         1999        1998
                                                                      ----------  ----------
Net income (loss).....................................................$    (323)  $     605
                                                                      ----------  ----------

Other comprehensive income (loss), before income tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during period.....     (297)      2,075
          Less:  reclassification adjustment for gains
                 included in net income (loss)........................       (5)       (371)
                                                                      ----------  ----------

Other comprehensive income (loss), before income tax..................     (302)      1,704

Income tax benefit (provision) related to items of other
     comprehensive income (loss)......................................       71        (509)
                                                                      ----------  ----------

Other comprehensive income (loss), net of tax.........................     (231)      1,195
                                                                      ----------  ----------

Comprehensive income (loss)...........................................$    (554)  $   1,800
                                                                      ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                            (Amounts in thousands)


                                                                       For the nine months
                                                                        ended September 30,
                                                                      ----------------------
                                                                         1999        1998
                                                                      ----------  ----------
Net income (loss).....................................................$    (953)  $   2,610
                                                                      ----------  ----------
Other comprehensive income (loss), before tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during period.....   (3,431)      2,578
          Less:  reclassification adjustment for gains
                 included in net income (loss)........................      (55)       (648)
                                                                      ----------  ----------

Other comprehensive income (loss), before tax.........................   (3,486)      1,930

Income tax benefit (provision) related to items of other
     comprehensive income (loss)......................................      955        (553)
                                                                      ----------  ----------

Other comprehensive income (loss), net of tax.........................   (2,531)      1,377
                                                                      ----------  ----------

Comprehensive income (loss)...........................................$  (3,484)  $   3,987
                                                                      ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                     September 30,  December 31,
                                                                          1999          1998
                                                                     -------------  ------------
                                                                      (Unaudited)
ASSETS
Investments
     Fixed maturities available for sale, at fair value..............$    100,848   $   109,055
     Fixed maturities held to maturity, at amortized cost (fair
          value $1,309 and $1,332 in 1999 and 1998, respectively)....       1,232         1,183
     Equity securities available for sale, at fair value.............         276           191
                                                                     -------------  ------------

          Total investments..........................................     102,356       110,429

Cash and cash equivalents............................................      27,911        10,383
Premiums receivable, less allowance for non-collection
     of $213 and $200 at 1999 and 1998, respectively.................      36,789        28,479
Reinsurance recoverable on paid losses, less allowance for
     non-collection of $275 at 1999 and 1998.........................       2,289         2,760
Reinsurance recoverable on unpaid losses, less allowance for
     non-collection of $308 and $330 at 1999 and 1998, respectively..      49,678        28,970
Prepaid reinsurance premiums.........................................      27,179        22,448
Deferred policy acquisition costs....................................       3,133         2,381
Property and equipment, net..........................................       9,061         8,124
Other assets.........................................................      17,109        13,253
Licenses, net........................................................       4,082         4,194
Excess of cost over net assets acquired, net.........................       4,118         4,604
                                                                     -------------  ------------
Total assets.........................................................$    283,705   $   236,025
                                                                     =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Unpaid losses and loss adjustment expenses......................$     96,594   $    80,909
     Unearned premiums...............................................      65,448        50,647
     Policyholder deposits...........................................       5,692         4,936
     Notes payable...................................................           -         9,410
     Accrued taxes and other payables................................       4,112         3,869
     Premiums payable................................................      15,458        10,961
     Litigation liabilities..........................................      13,820        13,228
     Debentures......................................................      24,000             -
                                                                     -------------  ------------

Total liabilities....................................................     225,124       173,960
                                                                     -------------  ------------

Shareholders' equity
     Common stock, $1.67 par value, 10,000,000 shares
          authorized, 6,941,708 shares issued........................      11,593        11,593
     Paid-in surplus.................................................      35,002        34,983
     Common stock to be issued (20,000 shares in 1998)...............           -           125
     Capital redemption reserve......................................         947           947
     Retained earnings...............................................      27,375        28,328
     Less:  Stock held by subsidiary, at cost (524,475 and 544,475
          shares in 1999 and 1998, respectively).....................      (2,799)       (2,905)
     Less:  Stock rescinded through litigation (1,660,125 shares)....     (11,799)      (11,799)
     Accumulated other comprehensive income:
          Unrealized gain (loss) on investments available for sale, net
               of deferred income taxes..............................      (1,738)          793
                                                                     -------------  ------------

Total shareholders' equity...........................................      58,581        62,065
                                                                     -------------  ------------

Total liabilities and shareholders' equity...........................$    283,705   $   236,025
                                                                     =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                          For the nine months
                                                                           ended September 30,
                                                                         ----------------------
                                                                            1999        1998
                                                                         ----------  ----------
OPERATING ACTIVITIES

Net income (loss)........................................................$    (953)  $   2,610
     Add (deduct):
     Adjustments to reconcile net income (loss) to cash provided by
          (applied to) operating activities:
          Realized investment gains, net.................................      (55)       (648)
          Net losses (gains) on sale of property and equipment...........        1        (140)
          Amortization and depreciation..................................    1,746       1,841
          Provision for non-collection of premiums.......................      166          65
          Provision for non-collection of reinsurance recoverables.......        -          50
          Earned compensation - outside director stock option
               and stock grant plan......................................        -         272
          Net change in non-cash balances relating to operations:
               Premiums receivable.......................................   (8,476)     (3,876)
               Reinsurance recoverable on paid losses....................      352         659
               Reinsurance recoverable on unpaid losses..................  (20,589)    (16,370)
               Prepaid reinsurance premiums..............................   (4,731)     (2,149)
               Deferred policy acquisition costs.........................     (752)     (1,544)
               Other assets..............................................   (1,233)        104
               Unpaid losses and loss adjustment expenses................   15,685       7,559
               Unearned premiums.........................................   14,801      10,164
               Policyholder deposits.....................................      756        (198)
               Accrued taxes and other payables..........................      243      (2,138)
               Premiums payable..........................................    4,497       1,009
               Litigation liabilities....................................      592      (3,581)
                                                                         ----------  ----------

          Cash provided by (applied to) operating activities.............    2,050      (6,311)
                                                                         ----------  ----------
INVESTING ACTIVITIES:

     Fixed maturities available for sale:
          Purchases......................................................  (16,654)    (46,452)
          Sales..........................................................    4,159      27,909
          Maturities.....................................................   15,820      21,638
     Fixed maturities held to maturity:
          Maturities.....................................................    1,000         100
     Cost of property and equipment purchased............................   (1,841)     (2,939)
     Proceeds from sale of property and equipment........................       96         316
                                                                         ----------  ----------

          Cash provided by investing activities..........................    2,580         572
                                                                         ----------  ----------

FINANCING ACTIVITIES:

     Cost of stock purchased by subsidiary...............................        -        (524)
     Proceeds from debentures and notes payable..........................   24,000       8,548
     Payments on notes payable...........................................   (9,410)     (1,400)
     Debt issue costs....................................................   (1,692)          -
                                                                         ----------  ----------

          Cash provided by financing activities..........................   12,898       6,624
                                                                         ----------  ----------

Increase in cash and cash equivalents during the period..................   17,528         885
Cash and cash equivalents at beginning of period.........................   10,383      11,999
                                                                         ----------  ----------
Cash and cash equivalents at end of period...............................$  27,911   $  12,884
                                                                         ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 1999 presentation.

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

NOTE 2.  LITIGATION

     In the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999, recent developments updating the CenTra, Inc. ("CenTra") litigation were described. The following supplements that description.

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

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Federal Court aggregating, with interest, $820,185. DuraRock Reinsurance, Ltd. ("DuraRock"), a CenTra affiliate, claims $725,000 is owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. NAICO and NAICO Indemnity dispute that claim. In November 1998, DuraRock demanded arbitration and NAICO and NAICO Indemnity responded by appointing an arbitrator. Preliminary and organizational hearings have been held, but no decision is expected from the arbitration panel during 1999.
The Oklahoma Federal Court's judgment also upheld a resolution adopted by the Company's Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock.

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

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court and filed the initial appellate brief on September 9, 1998. All briefing was completed on January 4, 1999 and the appeals are being considered by the U.S. Court of Appeals for the 10th Circuit ("10th Circuit"). Oral argument is scheduled for November 15, 1999. The Company cannot predict when a decision on the appeals will be made. The CenTra Group's appeals are based upon the Oklahoma Federal Court's failure to award prejudgment interest, the Oklahoma Federal Court's refusal to permit the CenTra group to amend certain pleadings to assert new claims, the Oklahoma Federal Court's modification of the judgment for $6,882,500 to require CenTra to return shares of the Company's stock upon payment of the judgment, and the Oklahoma Federal Court's entry of judgment in favor of NAICO and certain officers and directors on CenTra's claim based upon cancellation of its insurance policies by NAICO in 1992. The CenTra Group is also attempting to appeal the Oklahoma Federal Court's denial of attorney fees but not the denial of costs. The Company believes the appeal of this issue is untimely and therefore barred by law. The Company has elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered as described above have all filed appeals.

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

     On November 3, 1999, Judge Urbom of the Nebraska Court issued an order to implement the divestiture of all Chandler shares owned or controlled by CenTra. The Nebraska Court's order provides for a repurchase of those shares by the Company at an amount equivalent to the price originally paid by CenTra for those shares. The order provides for the immediate repurchase of 517,500 Chandler shares at a cost to the Company of $5,099,133 ($9.85 per share).
This amount was previously recorded as a decrease to shareholders' equity during the first quarter of 1997, based on a judgment by the Oklahoma Federal Court on April 22, 1997. The Nebraska Court will receive evidence to be submitted by the parties by November 24, 1999 regarding the price paid by CenTra for two other groups of Chandler shares totaling 1,441,700 and 30,000 shares, respectively. The Nebraska Court will then supplement its order to provide for the repurchase of these shares at the price it determines was CenTra's actual cost. As to the 1,441,700 shares, NAICO contends that CenTra's cost was $6.93 per share and CenTra has stated it was $6.99 per share. As to the 30,000 shares, there appears to be no dispute that the total was $177,313 for an average per share cost of $5.91 per share. These two groups of shares were not a part of the judgments by the Oklahoma
Federal Court, and until the November 3, 1999 order by the Nebraska Court, the Company was unable to determine what actions would be taken by the court with respect to these shares. The repurchase of these two groups of shares will reduce shareholders' equity by approximately $10 million, and will reduce the number of outstanding shares of the Company by 1,471,700 shares. An additional 1,625 shares are owned by an affiliate of CenTra and are not included with any of the other groups of shares. The Nebraska Court has directed the parties to submit briefs dealing with the treatment of these shares.

     Another group of Chandler shares acquired by CenTra in 1987 and 1988 is also the subject of a separate court decision by the Oklahoma Federal Court. That court ruled that in exchange for payment by the Company of CenTra's cost of $6,882,500, CenTra must redeliver and transfer to the Company 1,142,625 Chandler shares. This amount was previously recorded as a decrease to shareholders' equity as of December 31, 1997. CenTra has appealed that ruling and the appeal is now pending in the 10th Circuit. The Nebraska Court has directed the parties to submit their plans for divestiture of those shares within 21 days of the ruling on that appeal by the 10th Circuit.

     CenTra may appeal the Nebraska Court's order. When the CenTra owned or controlled shares are reacquired by the Company they will be cancelled. The Company expects to finance the repurchase of these shares from its existing cash and investments.

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

                                                                       PAGE 10
     At the present time, the Company is actively participating in court proceedings, possible discovery actions and rights of appeal concerning these various legal proceedings; therefore, the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations.

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  DEBENTURE OFFERING

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The debentures have been listed on the American Stock Exchange. Standard & Poor's has assigned the debentures a rating of "BBB." The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

NOTE 4.  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed based upon net income
(loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,660,125 common shares which were rescinded through litigation during 1997 but are still outstanding, and exclude 524,475 and 544,475 common shares held by a subsidiary of the Company at September 30, 1999 and 1998, respectively. The numerator for basic and diluted earnings
(loss) per share is equal to the net income (loss) for the respective period.

     The following table sets forth the computation of the denominator for basic and diluted earnings (loss) per common share:

                                                     Three months ended      Nine months ended
                                                        September 30,           September 30,
                                                     ------------------     -------------------
                                                       1999      1998         1999      1998
                                                     --------  --------     --------  --------
                                                                  (In thousands)
Denominator for basic earnings (loss) per share-
     Weighted average shares.........................  6,417     6,417        6,417      6,433

Effect of dilutive securities-
     Stock options...................................     16        13           17         10
                                                     --------  --------     --------   --------

Denominator for dilutive earnings (loss) per share-
     Adjusted weighted average shares
          and assumed conversions....................  6,433     6,430        6,434      6,443
                                                     ========  ========     ========   ========

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

NOTE 6.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and nine month periods ended September 30, 1999 and 1998:

                                                    Property
                                                       and       All    Intersegment  Reported
                                           Agency   casualty    other   eliminations  balances
                                          -------- ---------- --------- ------------ ----------
                                                            (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers (1)......$   441  $  22,367  $     56  $         -  $  22,864
Intersegment revenues.....................  2,720         35        41       (2,796)         -
Segment profit (loss) before
     income taxes (2).....................    106       (557)     (385)           -       (836)
THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers (1)......$   349  $  17,901  $     57  $         -  $  18,307
Intersegment revenues.....................  2,422         57        39       (2,518)         -
Segment profit (loss) before
     income taxes (2).....................    145        828      (465)         (17)       491

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers (1)......$ 1,147  $  64,068  $    206  $         -  $  65,421
Intersegment revenues.....................  6,046        157       123       (6,326)         -
Segment profit (loss) before
     income taxes (2).....................      1       (646)   (1,122)         (16)    (1,783)
Segment assets............................$ 6,127  $ 290,550  $  4,094  $   (17,066) $ 283,705

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers (1)......$ 1,214  $  51,632  $    174  $         -  $  53,020
Intersegment revenues.....................  5,201        153       111       (5,465)         -
Segment profit (loss) before
     income taxes (2).....................    129        268     2,116          (17)     2,496
Segment assets............................$ 6,079  $ 241,424  $  3,967  $   (16,982)   234,488
------------------------------------------

(1)  Consists of net premiums earned, and commissions, fees and other income.

(2)  Includes net realized investment gains.

     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                     --------------------- ---------------------
                                                        1999       1998       1999       1998
                                                     ---------- ---------- ---------- ----------
Insurance program                                                  (In thousands)
NET PREMIUMS EARNED
Standard property and casualty.......................$  13,746  $  10,616  $  37,973  $  30,354
Political subdivisions...............................    3,933      3,368     11,429      9,499
Surety bonds.........................................    2,598      2,721      8,041      7,205
Group accident and health............................    2,040      1,286      6,620      3,482
Other................................................       48       (132)        (4)       933
                                                     ---------- ---------- ---------- ----------
                                                     $  22,365  $  17,859  $  64,059  $  51,473
                                                     ========== ========== ========== ==========

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty.......................$   9,750  $   8,824  $  27,202  $  23,652
Political subdivisions...............................    4,241      2,456     11,566      7,364
Surety bonds.........................................       85        122        357      1,046
Group accident and health............................    2,047        928      5,532      3,320
Other................................................      259        (65)      (137)       600
                                                     ---------- ---------- ---------- ----------
                                                     $  16,382  $  12,265  $  44,520  $  35,982
                                                     ========== ========== ========== ==========

                                                                       PAGE 12
ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) National American Insurance Company's ("NAICO") ability to maintain favorable insurance company ratings; (ix) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of the Company's common stock.

RESULTS OF OPERATIONS

NET PREMIUMS EARNED

     The following table sets forth net premiums earned for the three and nine month periods ended September 30, 1999 and 1998:

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                 ----------------------   ----------------------
                                                    1999        1998         1999        1998
                                                 ----------  ----------   ----------  ----------
                                                                 (In thousands)
Standard property and casualty...................$  13,746   $  10,616    $  37,973   $  30,354
Political subdivisions...........................    3,933       3,368       11,429       9,499
Surety bonds.....................................    2,598       2,721        8,041       7,205
Group accident and health........................    2,040       1,286        6,620       3,482
Other............................................       48        (132)          (4)        933
                                                 ----------  ----------   ----------  ----------
TOTAL............................................$  22,365   $  17,859    $  64,059   $  51,473
                                                 ==========  ==========   ==========  ==========

     Net premiums earned were $22.4 million in the third quarter of 1999, an increase of $4.5 million or 25% compared to the third quarter of 1998. Net premiums earned for the first nine months of 1999 were $64.1 million, an increase of $12.6 million or 24% compared to the 1998 period. The increases are primarily attributable to increased written premium production in Texas and Oklahoma.

     Net premiums earned in the standard property and casualty program were $13.7 million in the third quarter of 1999, an increase of $3.1 million or 29% compared to the third quarter of 1998. Net premiums earned for the first nine months of 1999 were $38.0 million, an increase of $7.6 million or 25% compared to the 1998 period. The increases are primarily attributable to increased written premium production in Texas.

     Net premiums earned in the political subdivisions program were $3.9 million in the third quarter of 1999, an increase of $565,000 or 17% compared
to the third quarter of 1998.   Net premiums earned for the first nine months
of 1999 were $11.4 million, an increase of $1.9 million or 20% compared to the 1998 period. The increases are primarily attributable to expansion of the school districts program in Texas and Missouri and increased written premium production in Oklahoma.

     Net premiums earned in the surety bond program were $2.6 million in the third quarter of 1999, a decrease of $123,000 or 5% compared to the third quarter of 1998. Net premiums earned for the first nine months of 1999 were $8.0 million, an increase of $836,000 or 12% compared to the 1998 period. The increase in the nine month period was due primarily to increased written premium production in California.

     Net premiums earned in the group accident and health program were $2.0 million in the third quarter of 1999, an increase of $754,000 or 59% compared to the third quarter of 1998. Net premiums earned for the first nine months of 1999 were $6.6 million, an increase of $3.1 million or 90% compared to the 1998 period. The increases are due primarily to a new program covering Oklahoma employers on a fully insured basis which was effective January 1, 1999. Net premiums earned for this program were $1.7 million and $4.3 million for the third quarter and first nine months of 1999, respectively. NAICO discontinued writing new policies for the excess portion of its group accident and health program effective April 1, 1999.

                                                                       PAGE 13
NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 1999, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 21% invested in cash and money market instruments. The Company's portfolio contains no junk bonds or real estate investments.

     Net interest income decreased $197,000 or 13% in the third quarter of 1999 compared to the third quarter of 1998, and decreased $912,000 or 18% for the nine months ended September 30, 1999 compared to the 1998 period, due primarily to the purchase of additional reinsurance coverages in 1998. The Company had net realized investment gains in the third quarter of 1999 of $5,000 compared to $371,000 in the third quarter of 1998. Net realized investment gains were $55,000 and $648,000 in the first nine months of 1999 and 1998, respectively.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income increased $51,000 or 11% in the third quarter of 1999 compared to the third quarter of 1998, and decreased $185,000 or 12% for the nine months ended September 30, 1999 compared to the 1998 period. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary LaGere and Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $3.2 million and $7.2 million in the third quarter and first nine months of 1999, respectively, compared to $2.8 million and $6.3 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     Other income during the first nine months of 1998 included a gain of approximately $145,000 that resulted from L&W's disposal of certain equipment.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 73.2% and 69.5% for the quarter and nine months ended September 30, 1999, compared to 68.7% and 69.9% in the comparable 1998 periods. Weather-related losses (net of applicable reinsurance) from wind and hail totaled $803,000 and $4.0 million for the third quarter and first nine months of 1999, respectively, and increased the respective loss ratios by 3.6 and 6.3 percentage points. Weather-related losses totaled $558,000 and $1.3 million for the third quarter and first nine months of 1998, respectively, and increased the respective loss ratios by 3.1 and 2.6 percentage points. In addition, increased loss activity in the Company's political subdivisions and group accident and health programs adversely affected the loss ratio for the third quarter of 1999.

     NAICO is a major insurer of property owned by businesses, cities, towns and school districts in Oklahoma. As a result, NAICO incurs weather-related losses. On May 3, 1999, tornadoes, hail and strong winds caused severe damage to property owned or used by NAICO insureds. NAICO estimates total insured damages from the storms at approximately $26.3 million. Giving effect to NAICO's applicable reinsurance, all of which is with unaffiliated reinsurers, NAICO estimates its net loss before income tax benefit resulting from the May 3 storms at $1.8 million which was recorded in the second quarter of 1999.

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

     The following table sets forth the Company's policy acquisition costs for each of the three and nine month periods ended September 30, 1999 and 1998:

                                                   Three months ended       Nine months ended
                                                      September 30,            September 30,
                                                 ----------------------   ----------------------
                                                    1999        1998         1999        1998
                                                 ----------  ----------   ----------  ----------
                                                                 (In thousands)
Commissions expense..............................$   4,807   $   4,294    $  14,949   $  11,811
Other premium related assessments................      378         499        1,065       1,391
Premium taxes....................................      814       1,037        2,181       2,783
Excise taxes.....................................       70          69          169         175
Dividends to policyholders.......................       90         (43)         247         107
Other expense....................................       70           5          155          65
                                                 ----------  ----------   ----------  ----------

Total direct expenses............................    6,229       5,861       18,766      16,332

Indirect underwriting expenses...................    4,582       3,994       12,377      10,138
Commissions received from reinsurers.............   (5,327)     (4,806)     (14,230)    (11,874)
Adjustment for deferred acquisition costs........     (621)     (1,047)        (751)     (1,544)
                                                 ----------  ----------   ----------  ----------

Net policy acquisition costs.....................$   4,863   $   4,002    $  16,162   $  13,052
                                                 ==========  ==========   ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 21.5% and 24.9% for the third quarter and first nine months of 1999, respectively, compared to 22.3% and 25.5% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 9.6% and 12.0% in the third quarter and the first nine months of 1999, respectively, compared to 9.7% and 11.4% in the corresponding 1998 periods.


     Indirect underwriting expenses were 9.1% and 9.9% of total direct written and assumed premiums in the third quarter and first nine months of 1999, respectively, compared to 9.0% and 9.8% in the corresponding 1998 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 8.0% and 8.1% of gross premiums earned and commissions, fees and other income in the third quarter and first nine months of 1999, respectively, compared to 9.1% and 10.1% for the corresponding 1998 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $228,000 in the third quarter of 1999 compared to the 1998 quarter, and increased $268,000 in the nine months ended September 30, 1999 compared to the 1998 period. The increase was primarily due to interest expense on the debenture offering which was completed on July 16, 1999 by the Company's subsidiary Chandler (U.S.A.), Inc. ("Chandler USA").
See LIQUIDITY AND CAPITAL RESOURCES.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra"). In April 1998, the Oklahoma Federal Court in which the CenTra litigation is pending ordered all parties to pay their own costs and attorney's fees in the case thus denying CenTra's request of approximately $4.7 million for those expenses. CenTra did not initially appeal this decision.
Accordingly, the Company reduced the previous first quarter 1997 net charge for CenTra litigation matters by $3.8 million during the second quarter of 1998. In later papers filed with the appellate court, CenTra has attempted to appeal this decision. The Company believes CenTra's appeal of the decision is barred. Increased or renewed activity could result in greater litigation expenses in 1999 or future years.

     See Note 2 to the Interim Consolidated Financial Statements for recent developments.

                                                                       PAGE 15
INCOME TAX PROVISION

     The provision for or benefit from federal income taxes of the consolidated U.S. subsidiaries varies with the level of income or loss before income taxes of such subsidiaries. The provision or benefit relative to the consolidated income before income taxes will also vary dependent on the contribution to income before income taxes by the consolidated U.S. subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1999, the Company provided $2.1 million in cash from operations compared to cash used in operations of $6.3 million during the first nine months of 1998. The 1998 use of cash was due primarily to the purchase of additional reinsurance during 1998.

     On July 16, 1999, the Company announced that Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The debentures have been listed on the American Stock Exchange. Standard & Poor's has assigned the debentures a rating of "BBB." The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent Chandler Insurance (Barbados), Ltd. (which is a subsidiary of the Company), and for general corporate purposes.

     Book value per share was $12.31 at September 30, 1999 based on 4,757,108 shares (after giving effect to 1,660,125 shares rescinded through litigation and 524,475 shares that are held by a subsidiary of the Company) compared to $13.05 at December 31, 1998.

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

     The Company incurred additional costs of $125,000 to complete its testing during the first six months of 1999. These costs included the use of internal employees, cost of external software to enhance testing efforts and computer rental costs. These costs were expensed during 1999 as incurred. The
Company could incur costs in the future if additional efforts are needed to perform modifications to the Company's information technology systems. The Company has established a contingency plan for all critical business operations. The contingency plan includes possible manual operations and the implementation of alternative information processing procedures.

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

Item 2.  CHANGES IN SECURITIES
         ---------------------
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None

Item 5.  OTHER INFORMATION
         -----------------
         The Company learned on November 9, 1999 that M.J. Moroun, Norman E. Harned, and Ronald W. Lech had resigned as directors of the Company. Messrs. Moroun and Harned resigned effective November 2, 1999 and Mr. Lech resigned effective November 8, 1999. All three resignations were formally accepted by the Company's Board of Directors on November 10, 1999. Messrs. Moroun, Harned and Lech are current or former directors and officers of CenTra, Inc. At its November 10, 1999 meeting, the Company's Board of Directors voted to reduce its total membership from 11 to 9 and appointed W. Scott Martin to serve as a director, subject to his qualification and acceptance by the Cayman Islands Monetary Authority. Except for the resignations of Moroun, Harned and Lech, and the appointment of Mr. Martin, the membership of the Board of Directors is unchanged.

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


Date: November 10, 1999           CHANDLER INSURANCE COMPANY, LTD.


                                  By:  /s/ W. Brent LaGere
                                       ---------------------------
                                       W. Brent LaGere
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                  By:  /s/ Mark C. Hart
                                       ---------------------------
                                       Mark C. Hart
                                       Vice President - Accounting & Treasurer
                                       (Principal Accounting Officer)