Form 10-K405
period 1999-12-31
CHANDLER INSURANCE CO LTD
filed 2000-03-22
CIK 792854

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER:  0-15286

                         CHANDLER INSURANCE COMPANY, LTD.
             (Exact name of registrant as specified in its charter)

             CAYMAN ISLANDS                               NONE
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

       5th FLOOR ANDERSON SQUARE
             P.O. BOX 1854
  GRAND CAYMAN, CAYMAN ISLANDS B.W.I.                      N/A
(Address of principal executive offices)               (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----
     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2000 was $29,855,638 (all currency is expressed in U.S. dollars). See "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" regarding registrant's assumptions about affiliates and possible changes in control.

     The number of common shares, $1.67 par value, of the registrant outstanding on February 29, 2000 was 4,428,033, which includes 1,142,625 common shares which were rescinded through litigation and are held by a court. See "Item 3. LEGAL PROCEEDINGS."

                         DOCUMENTS INCORPORATED BY REFERENCE

     Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of National American Insurance
Company ("NAICO") to maintain favorable insurance company ratings; (ix) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of the Company's common stock.

ITEM 1.  BUSINESS

GENERAL

     The Company is an insurance company organized and domiciled in the Cayman Islands. Through its wholly owned subsidiaries, the Company operates in two lines of business: property and casualty insurance and insurance agency operations.

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO has a network of independent agents, totaling approximately 230 at December 31, 1999, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. Currently, NAICO is rated as "A- (Excellent)" by A.M. Best Company, an insurance rating agency. NAICO is also rated "A (Strong)" by Standard & Poor's rating agency. These ratings are independent opinions of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") is a Barbados company and a wholly owned subsidiary of the Company that principally reinsures risks underwritten by NAICO. NAICO retains a portion of each risk, then transfers the balance to other reinsurance companies including Chandler Barbados. The Company reinsures Chandler Barbados for a portion of the risk that it assumes from NAICO.

     LaGere & Walkingstick Insurance Agency, Inc. ("L&W") is an independent insurance agency that represents various insurance companies providing a variety of property and casualty, individual and group life, medical and disability income coverages. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance primarily for commercial enterprises.

     Chandler (U.S.A.), Inc. ("Chandler USA") is an Oklahoma corporation which is wholly owned by Chandler Barbados. Chandler USA is headquartered in Chandler, Oklahoma, in facilities also occupied by its wholly owned subsidiaries NAICO and L&W. Chandler USA provides administrative services for NAICO and L&W.

     The Company conducts its business from the Cayman Islands in the British West Indies and is not subject to regulation as an insurance company in any jurisdiction within the United States of America. The Company is, however, subject to certain regulations of the Cayman Islands Monetary Authority (the "Monetary Authority"). Chandler Barbados is subject to similar Barbados regulations. See "Regulation." Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer it is required by the United States companies it reinsures to secure its reinsurance obligations by depositing acceptable securities in a trust for the benefit of the company ceding such obligations or by letters of credit in favor of the ceding company. See "Trust Arrangements and Special Deposits." NAICO is subject to minimum capital, audit, reporting, dividend and other requirements imposed by regulation upon United States insurance companies.
See "Regulation."

INSURANCE PROGRAMS

     NAICO writes various property and casualty insurance products through four primary marketing programs. The programs are standard property and casualty, political subdivisions, surety bonds and group accident and health.

STANDARD PROPERTY AND CASUALTY PROGRAM

     NAICO offers workers compensation, automobile liability and physical damage, general and umbrella liability and property coverages under its standard property and casualty program. In marketing these products, NAICO targets companies in the construction, manufacturing, wholesale, service, oil and gas, and retail industries. NAICO writes this business principally in Oklahoma and Texas.

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies for school districts, counties and municipalities. As of December 31, 1999, NAICO insured 526 school districts in Oklahoma and 153 school districts in Texas. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability.

     NAICO also writes property and casualty insurance for municipalities and counties in Oklahoma, Texas and Missouri. The coverages offered include workers compensation, automobile and general liability, automobile physical damage, property and public officials liability insurance. As of December 31, 1999, NAICO insured 270 municipalities and counties in Oklahoma, Texas and Missouri.

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly referred to as contract performance bonds, to secure the performance of contractors and suppliers on construction projects. Individual bonds generally do not exceed $5 million, and an individual contractor generally does not have "work in progress" for both bonded and unbonded jobs in excess of $10 million. A substantial portion of this business is written in Oklahoma, Texas and California. NAICO also writes bail bonds, which guarantee that the principal will discharge obligations set by the court, as well as other types of miscellaneous bonds.

GROUP ACCIDENT AND HEALTH PROGRAM

      In 1996, NAICO began offering excess accident and health coverage for small to medium sized employers that self-insure a portion of their company medical plans. In January 1999, NAICO began a new program covering primarily Oklahoma employers on a fully insured basis. NAICO discontinued writing new policies for excess accident and health coverage effective April 1, 1999. NAICO is currently evaluating the fully insured program and may modify or discontinue the program during 2000.

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 1997, 1998 and 1999. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers.

                                                  GROSS PREMIUMS EARNED       NET PREMIUMS EARNED
                                               --------------------------  --------------------------
INSURANCE PROGRAMS                               1997     1998     1999      1997     1998     1999
---------------------------------------------- -------- -------- --------  -------- -------- --------
                                                                   (In thousands)
Standard property and casualty................ $ 62,841 $ 76,458 $ 99,512  $ 55,527 $ 41,662 $ 71,676
Political subdivisions........................   21,503   25,091   29,994    14,945   13,073   17,415
Surety bonds..................................   12,320   11,915   13,660    11,117    9,938   10,896
Group accident and health.....................    3,379    6,104    9,164     2,303    4,646    8,261
Nonstandard private-passenger automobile (1)..   14,303    6,016      118     8,841      482        4
Other (2).....................................    2,363      487       65     1,946      263       75
                                               -------- -------- --------  -------- -------- --------
TOTAL......................................... $116,709 $126,071 $152,513  $ 94,679 $ 70,064 $108,327
                                               ======== ======== ========  ======== ======== ========
--------------------------

(1)     The nonstandard private-passenger automobile program was discontinued in 1997.

(2)     This category is comprised primarily of the run-off of other discontinued programs and
        NAICO's participation in various mandatory workers compensation pools and assigned risks.

                                                                         PAGE 3
LINES OF INSURANCE

     The lines of insurance written by NAICO through its programs are workers compensation, automobile liability, surety, accident and health, automobile physical damage, property, inland marine and other liability lines, which include general and professional liability lines. The following table shows net premiums earned as a percentage of total net premiums earned by each line of insurance written by the Company during the period indicated. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------

                                      1995      1996      1997      1998      1999
                                    --------  --------  --------  --------  --------
Workers compensation...............     46%        48%       47%       28%       36%
Other liability....................      8%        10%       13%       20%       18%
Automobile liability...............     19%        20%       16%       20%       18%
Surety.............................     18%        11%       12%       14%       10%
Accident and health................      -%         -%        3%        7%        8%
Automobile physical damage.........      7%         8%        6%        7%        6%
Property...........................      2%         2%        2%        3%        3%
Inland marine......................      -%         1%        1%        1%        1%
                                    --------  --------  --------  --------  --------
     Total.........................    100%       100%      100%      100%      100%
                                    ========  ========  ========  ========  ========

AGENCY AND BROKERAGE

     L&W is appointed by insurers to solicit applications for insurance policies, primarily in Oklahoma. L&W represents various personal and commercial lines insurance companies in marketing property and casualty insurance. L&W also markets individual and group life, medical and disability income coverage. Major target classes of business include political subdivisions, health care facilities, transportation companies, manufacturers, contractors, energy businesses, retailers, wholesalers and service organizations. L&W places a large portion of its property and casualty business with NAICO. It also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W places direct agency business as well as business from other agents with specialty insurance companies.

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

     NAICO has maintained a continuous contractual relationship with an underwriting manager for its bail bond program. During 1997, 1998 and 1999, the gross written premiums in this program were $2.6 million, $2.8 million and $2.8 million, respectively. This underwriting manager operates through a network of bail bond agents who submit applications to the underwriting manager. If the application meets the specific guidelines set by the underwriting manager, a bail bond is issued. This underwriting manager is an independent contractor and is responsible for collection of all premiums and payment of all commissions to bail bond agents. Additionally, it is responsible for all claims and recoveries and is required to maintain collateral security for each bond.

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

                                                                         PAGE 4
REINSURANCE

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2000 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 2000 as applicable.

     NAICO has structured separate reinsurance programs for construction surety bonds, property (including inland marine), workers compensation, casualty (including automobile liability, general liability, umbrella liability and related professional liability), automobile physical damage and group accident and health. Chandler Barbados reinsures NAICO for a portion of the risk on NAICO's construction surety bonds, workers compensation and casualty reinsurance programs. A portion of the risk that Chandler Barbados assumes from NAICO is reinsured by the Company.

     Under the 1997 workers compensation reinsurance program, the combined net retention for NAICO and Chandler Barbados was $1,000,000 of loss per occurrence. During 1998, the combined net retention was reduced to 70% of the first $10,000 of loss per occurrence. During the fourth quarter of 1999, NAICO agreed to rescind reinsurance treaties which covered 15% of the first $10,000 of loss per occurrence and 75% of $490,000 excess of $10,000 of loss per occurrence for its workers compensation business and which had been in effect since
January 1, 1999. NAICO received a fee of $10.0 million as compensation for agreeing to rescind the reinsurance treaties and to assume the additional risk. Effective January 1, 2000, the combined net retention was reduced to 85% of the first $10,000 of loss per occurrence plus 75% of $90,000 excess of $10,000 of loss per occurrence.

     Under the 1997 casualty reinsurance program, the combined net retention was $500,000 of loss per occurrence. During 1998, the combined net retention was reduced to $250,000 of loss per occurrence. Effective January 1, 2000, the combined net retention was reduced to $100,000 of loss per occurrence.

     Under the 1997 construction surety bond reinsurance program, the combined net retention was $500,000 per bond or per principal (e.g., contractor). During 1998, the combined net retention was reduced to $250,000 per bond or per principal.

     Under the property reinsurance program, NAICO retains 30% of the first $500,000 of risk for each loss per location. Under the group accident and health program, NAICO retains the first $50,000 in excess of the self-insured retention for each insured person, each policy, and the first $100,000 (or the first $250,000 for cases exceeding 400 covered employees) of losses in excess of the self-insured aggregate retention. NAICO retains the first $100,000 of risk for each insured person for fully insured cases under its group accident and health program.

     NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection is purchased primarily from Lloyd's of London. Under its automobile physical damage reinsurance program, NAICO retains the first $250,000 of loss per occurrence, plus 5% of amounts exceeding $250,000 of loss per occurrence up to $1 million of loss per occurrence. NAICO has also purchased reinsurance which limits its net retained loss for both automobile physical damage and property losses to $1,000,000 for each loss occurrence. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     The following table sets forth certain information related to NAICO's five largest reinsurers (excluding Chandler Barbados) determined on the basis of net reinsurance recoverables as of December 31, 1999.

                                                                           CEDED REINSURANCE
                                                                NET           PREMIUMS FOR        A.M.
                                                            REINSURANCE      THE YEAR ENDED     BEST CO.
NAME OF REINSURER                                         RECOVERABLE (1)  DECEMBER 31, 1999     RATING
--------------------------------------------------------- ---------------  ------------------  ----------
                                                                      (Dollars in thousands)
First Excess and Reinsurance Corporation................. $       16,528   $          10,709        A
Swiss Reinsurance America Corporation....................         10,801              12,909        A+
SCOR Reinsurance Company.................................          8,544               9,479        A+
Reliance Insurance Company (2)...........................          5,253              (5,484)       A-
Red River Reinsurance, Ltd...............................          2,193               3,629        -(3)
                                                          ---------------  ------------------
     Top five reinsurers................................. $       43,319   $          31,242
                                                          ===============  ==================
     All reinsurers...................................... $       60,780   $          41,698
                                                          ===============  ==================
Percentage of total represented by top five reinsurers...            71%                 75%
---------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 1999.

(2)  Excludes premiums receivable of $12.9 million as of December 31, 1999 related to the rescission of two reinsurance treaties.  NAICO collected this amount during January 2000.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 1999, Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $1.9 million deposited in a trust account for the benefit of NAICO and premiums payable to Red River of approximately $400,000.


     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.3 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 1999. NAICO is seeking arbitration in order to enforce the terms of the reinsurance treaties.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. During 1997 and 1998, NAICO incurred charges of $527,000 and $50,000, respectively, in uncollectible reinsurance recoverables from unaffiliated reinsurers. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999.

                                                                         PAGE 6
LOSS AND UNDERWRITING EXPENSE RATIOS

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

                                                      YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------
                                         1995        1996        1997        1998        1999
                                     ----------  ----------  ----------  ----------  ------------
                                                       (Dollars in thousands)
Workers compensation:
     Net premiums earned.............$   37,066  $   42,813  $   44,954  $   19,651  $ 39,329 (2)
     Loss ratio......................       62%         53%         66%         71%       69% (2)
Other liability:
     Net premiums earned.............$    6,579  $    8,656  $   12,209  $   14,045  $ 19,799
     Loss ratio......................       43%         60%         49%         70%       67%
Automobile liability:
     Net premiums earned.............$   15,498  $   17,581  $   15,593  $   14,139  $ 19,030
     Loss ratio......................       74%         98%         89%         75%       82%
Surety:
     Net premiums earned.............$   14,237  $   10,123  $   11,256  $   10,101  $ 11,122
     Loss ratio......................       56%         -1%          9%         16%        8%
Automobile physical damage:
     Net premiums earned.............$    5,881  $    6,788  $    5,726  $    4,702  $  7,039
     Loss ratio......................       68%         74%         60%         85%      104%
Accident and health:
     Net premiums earned.............$      230  $      564  $    2,529  $    4,646  $  8,261
     Loss ratio......................      -49%         56%         43%         91%      103%
Property:
     Net premiums earned.............$    1,369  $    1,467  $    1,912  $    2,332  $  2,972
     Loss ratio......................       73%        114%         74%        136%      203%
Inland marine:
     Net premiums earned.............$      227  $    1,294  $      500  $      448  $    775
     Loss ratio......................       84%        115%        195%        123%      138%
Total:
     Net premiums earned.............$   81,087  $   89,286  $   94,679  $   70,064  $108,327 (2)
     Loss ratio......................       62%         60%         61%         68%       74% (2)
     Underwriting expense ratio (1)..       39%         46%         39%         37%       33%
                                     ----------  ----------  ----------  ----------  ------------
     Combined ratio (1)..............      101%        106%        100%        105%      107% (2)
                                     ==========  ==========  ==========  ==========  ============
-------------------------------------

(1)  Interest expense and litigation expenses are not considered underwriting expenses;
     therefore, such costs have been excluded from these ratios.  The 1996 underwriting expense ratio was increased by 4 percentage points by a reinsurance arbitration adjustment and the termination of relations with the Company's former surety bond underwriting manager.

(2)  The rescission of two reinsurance treaties during 1999 increased net premiums earned for workers compensation by $19.6 million and increased the workers compensation loss ratio by
     17 percentage points.  The rescission of the reinsurance treaties also increased the total
     1999 loss ratio and combined ratio by 3 percentage points.

                                                                         PAGE 7
RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and/or reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates is affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO, Chandler Barbados and the Company and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for losses and loss adjustment expenses were approximately $5.3 million and $4.4 million at December 31, 1998 and 1999, respectively.

     The Company and Chandler Barbados report their reserves on the basis of United States generally accepted accounting principles ("U.S. GAAP"), which do not differ from the manner in which they are reported to the Monetary Authority and the Supervisor of Insurance of Barbados. NAICO's statutory-based reserves (reserves calculated in accordance with an insurer's domiciliary state insurance regulatory authorities) do not differ from its U.S. GAAP reserves. The Company and its subsidiaries do not discount their reserves for unpaid losses or loss adjustment expenses.

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

     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward from the time a claim arises to the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits described by state law and are estimated based on the same factors generally discussed above which may include, where state law permits, inflation adjustments for rising benefits over time. Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries and the legal jurisdiction where the incident occurred.

     The following table sets forth a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses which are net of reinsurance deductions for the years indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                     1995       1996       1997       1998       1999
                                                  ---------- ---------- ---------- ---------- -----------
                                                                      (In thousands)
Net balance before provision for uncollectible
     reinsurance at beginning of year............ $  97,894  $  81,388  $  64,430  $  62,890  $   51,194
Net losses and loss adjustment expenses
     incurred related to:
          Current year...........................    50,975     53,314     53,704     42,724      74,997
          Prior years............................      (432)        77      3,808      5,155       4,819
                                                  ---------- ---------- ---------- ---------- -----------
               Total.............................    50,543     53,391     57,512     47,879      79,816
                                                  ---------- ---------- ---------- ---------- -----------
Net paid losses and loss adjustment expenses
     related to:
          Current year...........................   (21,106)   (23,836)   (22,214)   (23,152)    (37,806)
          Prior years............................   (45,943)   (46,513)   (36,838)   (36,423)    (32,877)
                                                  ---------- ---------- ---------- ---------- -----------
               Total.............................   (67,049)   (70,349)   (59,052)   (59,575)    (70,683)
                                                  ---------- ---------- ---------- ---------- -----------
Net balance before provision for uncollectible
     reinsurance at end of year..................    81,388     64,430     62,890     51,194      60,327
Adjustments to reinsurance recoverables on
     unpaid losses for uncollectible reinsurance..      629        777      1,163        745         594
                                                   --------- ---------- ---------- ---------- -----------
Net balance at end of year........................ $ 82,017  $  65,207  $  64,053  $  51,939  $   60,921
                                                   ========= ========== ========== ========== ===========

     The following table represents the development of net balance sheet reserves for 1990 through 1999. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative deficiency" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance for the last eight years presented.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1993 for claims that occurred in 1990 will be included in the cumulative deficiency amount for years 1990, 1991, 1992 and 1993. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                         PAGE 9

                                                                      DEVELOPMENT OF RESERVES
                                                                         AS OF DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------
                                    1990      1991      1992      1993      1994      1995      1996      1997      1998      1999
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
                                                                            (In thousands)
Net reserve for unpaid losses and
   loss adjustment expenses (1)..$125,348  $144,430  $119,963  $ 99,685  $ 98,592  $ 82,017  $ 65,207  $ 64,053  $ 51,939  $ 60,921
Net paid (cumulative) as of
   One year later................  67,898    78,323    61,417    49,798    45,943    46,513    36,837    36,423    32,876
   Two years later............... 114,793   120,319    94,047    73,225    72,718    65,754    52,078    54,753
   Three years later............. 136,134   144,900   109,885    90,909    85,006    72,206    60,858
   Four years later.............. 150,709   155,816   122,757    98,193    88,986    76,633
   Five years later.............. 155,589   165,357   127,725   100,117    92,128
   Six years later............... 159,396   168,509   129,070   102,055
   Seven years later............. 160,358   169,494   130,633
   Eight years later............. 160,771   170,745
   Nine years later.............. 161,307

Net liability re-estimated as of (1)
   One year later................ 144,798   160,938   125,202   100,804    98,160    82,094    69,015    69,208    56,758
   Two years later............... 156,986   163,100   127,557   101,467    96,279    84,023    71,183    70,877
   Three years later............. 157,264   166,807   129,449   101,539    98,549    84,277    70,962
   Four years later.............. 160,961   167,935   129,958   102,626    98,750    84,137
   Five years later.............. 160,481   169,143   131,109   103,275    99,165
   Six years later............... 160,736   170,077   131,522   104,110
   Seven years later............. 161,117   170,403   132,444
   Eight years later............. 161,395   171,137
   Nine years later.............. 161,583

Net cumulative deficiency........$(36,235) $(26,707) $(12,481) $ (4,425) $   (573) $ (2,120) $ (5,755) $ (6,824) $ (4,819) $      -
Supplemental gross data:
   Gross liability after reclassification of pools-
      end of year....................................$225,610  $179,815  $156,060  $128,794  $ 79,639  $ 74,929  $ 80,909  $ 98,460
   Reclassification of pool liabilities (1)..........(18,875)   (15,694)        -         -         -         -         -         -
                                                     --------- --------- --------- --------- --------- --------- --------- ---------
   Gross liability before reclassification of pools-
      end of year (1)................................$206,735  $164,121  $156,060  $128,794  $ 79,639  $ 74,929  $ 80,909  $ 98,460
   Reinsurance recoverable...........................  86,772    64,436    57,468    46,777    14,432    10,876    28,970    37,539
                                                     --------- --------- --------- --------- --------- --------- --------- ---------
   Net liability - end of year (1)...................$119,963  $ 99,685  $ 98,592  $ 82,017  $ 65,207  $ 64,053  $ 51,939  $ 60,921
                                                     ========= ========= ========= ========= ========= ========= ========= =========
   Gross re-estimated liability - latest (1).........$211,063  $163,348  $156,254  $132,874  $ 93,777  $ 87,645  $ 96,241
   Re-estimated recoverable - latest.................  78,619    59,238    57,089    48,737    22,815    16,768    39,483
                                                     --------- --------- --------- --------- --------- --------- ---------
   Net re-estimated liability - latest (1)...........$132,444  $104,110  $ 99,165  $ 84,137  $ 70,962  $ 70,877  $ 56,758
                                                     ========= ========= ========= ========= ========= ========= =========
   Gross cumulative (deficiency) redundancy..........$ (4,328) $    773  $   (194) $ (4,080) $(14,138) $(12,716) $(15,332)
                                                     ========= ========= ========= ========= ========= ========= =========
-----------------------------------------------------

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

                                                                         PAGE 10
INVESTMENTS

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

     As of December 31, 1999, all of the investments of Chandler Barbados and of NAICO were in fixed-maturity investments (rated Aa3 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts, a collateralized repurchase agreement and common stock received in connection with two unaffiliated entities' conversion to for-profit corporations. Madison Scottsdale, L.C. is responsible for managing
$21.5 million of Chandler Barbados' portfolio at December 31, 1999. The remainder is managed by the Investment Committee of the Company's Board of Directors. Approximately $80.4 million of NAICO's investment portfolio at December 31, 1999 is managed by Madison Scottsdale, L.C. The remainder is managed by the Investment Committee of its Board of Directors. For additional information, see "Trust Arrangements and Special Deposits" and Notes to Consolidated Financial Statements.

DEBENTURE OFFERING

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to Chandler Barbados, and for general corporate purposes. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

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

     At December 31, 1999, the subsidiaries of the Company organized under the laws of the United States had approximately 390 full-time employees. The subsidiaries generally have enjoyed good relations with their employees.

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

     In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the laws of the Cayman Islands and the Company and all of its affiliates are subject to regulation under the Nebraska Insurance Holding Company System Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and the general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates.

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

     As of December 31, 1999, NAICO had statutory earned surplus of $11.9 million. Applying the Nebraska statutory limits described above, the maximum shareholder dividend NAICO may pay in 2000 without the approval of the Nebraska Department of Insurance is $4.9 million. In January 2000, NAICO paid a shareholder dividend of $1,250,000 to Chandler USA. NAICO paid a shareholder dividend of $6.0 million to Chandler USA during 1998.

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

     The payment of cash dividends by Chandler Barbados is limited to its realized earned surplus and margin of solvency requirements. Chandler Barbados has not paid any cash shareholder dividends.

RISK-BASED CAPITAL

     The National Association of Insurance Commissioners has adopted a methodology for assessing the adequacy of statutory surplus of domestic property and casualty insurers. This methodology is described in the Risk Based Capital Model Act (the "RBC Model Act"). The RBC Model Act includes a risk-based capital requirement that requires insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in the insurance company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential under-capitalized companies. Under the formula, an insurer determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Insurers below the specific ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                                 Ratio of Total Adjusted Capital to
                                                    Authorized Control Level RBC
                                                       (Less than or equal to)
                                                ------------------------------------
           Regulatory Event (1)
           --------------------
           Company Action Level (2)............                  2.0
           Regulatory Action Level (3).........                  1.5
           Authorized Control Level (4)........                  1.0
           Mandatory Control Level (5).........                  0.7
           --------------------------

(1)  When an insurer's ratio exceeds 2.0, it is not subject to regulatory attention under the
     RBC Model Act.

(2)  "Company Action Level" requires an insurer to prepare and submit an RBC Plan to the insurance commissioner of its state of domicile.  After review, the insurance commissioner will notify the insurer if the Plan is satisfactory.

(3)  "Regulatory Action Level" requires the insurer to submit an RBC Plan, or if applicable, a Revised RBC Plan to the insurance commissioner of its state of domicile.  After examination or analysis, the insurance commissioner will issue an order specifying corrective actions to be taken.

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

The ratios of total adjusted capital to authorized control level RBC for NAICO were 7.5:1 and 4.4:1 at December 31, 1998 and 1999, respectively. Therefore, NAICO's capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. Although NAICO has not received the official IRIS test results for 1999, management believes that NAICO had four 1999 ratios that would have been outside of the "usual values."

     In 1999, NAICO experienced a "change in net writings" of 124% compared to a usual value of plus or minus 33%. NAICO experienced an increase in gross premiums written of 26% during 1999, and changes in NAICO's reinsurance programs which reduced NAICO's net retention in 1998, as well as the rescission of two reinsurance treaties during 1999 (which increased this ratio by 59 percentage points) were all contributing factors in the increase in this ratio in 1999.

     NAICO's "investment yield" as calculated using the IRIS formula was 3.4% during 1999 compared to a usual value of 4.5% to 10%. NAICO maintains a high-quality investment portfolio, approximately 10% of which was invested in tax-exempt bonds as of December 31, 1999. Tax-exempt bonds generally have a lower pre-tax yield than taxable bonds. During 1999, NAICO incurred $851,000 in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduced NAICO's investment yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans.

     The ratio of "agents' balances to surplus" was 47% at December 31, 1999 compared to a usual value of 40% or less. The increase in gross premiums written during 1999, particularly during the fourth quarter of 1999, was the primary factor for the increase in this ratio.

     NAICO's "estimated current reserve deficiency to surplus" was 34% at December 31, 1999 compared to a usual value of 25% or less. The primary factors that affect this ratio were the significant increase in NAICO's net premiums earned in 1999 and the changes in NAICO's net retention during 1997, 1998 and 1999. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, product mix, the amount of risk retained by NAICO and current reserving practices. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Reinsurance."

CODIFICATION

     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification"). Codification will change, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that NAICO uses to prepare its statutory financial statements. The state of Nebraska has adopted Codification to be effective January 1, 2001. Management believes the most significant changes would be the elimination of the statutory liability for the "excess of statutory reserves over statement reserves" and the recognition of a deferred tax asset subject to an admissibility test. If Codification had been in effect at December 31, 1999, NAICO's statutory surplus would have increased approximately $7.6 million as a result of these items.

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

     UNITED STATES EXCISE TAXES. Foreign insurance and reinsurance companies such as the Company, NAICO Indemnity and Chandler Barbados are subject to a 1% United States excise tax on reinsurance premiums received with respect to reinsured risks located in the United States and a 4% United States excise tax on direct premiums written and received with respect to insured risks located in the United States.

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

     As of December 31, 1999, M. J. Moroun, individually and through CenTra, Inc. ("CenTra") and their affiliates (the "Moroun Group"), beneficially owned approximately 26% of the outstanding voting stock of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Other
Matters Regarding Beneficial Ownership." The Company is not aware of any other U.S. shareholders who currently own (directly or indirectly) 10% or more of the Company's stock, after giving effect to the tax rules concerning the constructive ownership of certain shares of the Company's stock. Assuming that the Moroun Group is considered to own the value and voting power of shares that it owns directly or indirectly, notwithstanding certain temporary restraints on its right to vote such stock, the Company and Chandler Barbados will each be treated as a controlled foreign corporation ("CFC"), at least with respect to its "subpart F insurance income," and possibly with respect to its "other subpart F income" and Section 956 amounts, and the Moroun Group and any other "United States shareholders" may be subject to tax on the Company's and Chandler Barbados' "subpart F insurance income" and possibly also its "other subpart F income" and Section 956 amounts.

     Under Section 953(c) of the Code, if U.S. persons indirectly own (i.e., through ownership of the Company) 25% or more of the total combined voting power of all classes of Chandler Barbados' stock entitled to vote or 25% or more of the total value of Chandler Barbados' stock, then each such person is required to include in his gross income a portion of any insurance income of the Company and Chandler Barbados attributable to a policy of insurance or reinsurance with respect to which the person insured (directly or indirectly) is related to a United States person who is a shareholder in the Company or Chandler Barbados ("related person insurance income" or "RPII"). Under these rules, all U.S. persons who own stock in the Company would generally be required, subject to the exception discussed hereinafter, to include in their gross incomes a portion of the RPII received by Chandler Barbados from NAICO. However, related person insurance income of Chandler Barbados need not be included in the income of a U.S. person who is not a "United States shareholder," as defined above, if, at all times during Chandler Barbados' taxable year, less than 20% of the total combined voting power of all classes of stock of Chandler Barbados and less than 20% of the total value of Chandler Barbados is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by Chandler Barbados, or who are related persons to any such person.

     Under Section 552 of the Code, the Company or any foreign subsidiary may be classified as a foreign personal holding company ("FPHC") if (i) at least 60% (or in the case of any corporation that has been classified as an FPHC in a previous year, 50%) of its gross income for the taxable year is FPHC income and (ii) at any time during the taxable year more than 50% of the total voting power or the total value of the stock of such company is owned (directly or indirectly) by or for not more than five individuals who are citizens or residents of the United States. FPHC income generally includes interest, royalties, annuities, gains from the sale or exchange of stock or securities and dividends, other than the non-FPHC portion of dividends. For purposes of determining a person's stock ownership, stock owned by a corporation will be considered to be owned proportionately by its shareholders. Hence, each ultimate individual owner of the Company will be treated as owning a portion of the stock of the Company determined by looking through all intermediate ownership entities. If the Company or any foreign subsidiary is classified as an FPHC by application of the above-stated rules, then each U.S. person owning stock in the Company or such foreign subsidiary will be required to include in his gross income, as a dividend, for the taxable year an amount equal to his share of the undistributed FPHC income of such corporation. Although management has concluded that the Company and its foreign subsidiaries satisfy the 50% ownership test, none of the foreign subsidiaries satisfies the 60% gross income test, and the Company did not receive any material FPHC income for its taxable years ending in 1997, 1998 and 1999.

     Under Section 542 of the Code, the Company and each of its subsidiaries may be classified as a personal holding company ("PHC"). A corporation will be classified as a PHC if (i) it is not an FPHC or a passive foreign investment company ("PFIC"); (ii) at least 60% of its adjusted ordinary gross income (as defined in Section 543) for the taxable year is PHC income; (e.g., dividends, interest, annuities, royalties and rents) and (iii) at any time during the last half of the taxable year more than 50% in value of its outstanding stock is owned (directly or indirectly) by or for not more than five individuals. In the case of an affiliated group filing or required to file a consolidated U.S. income tax return, the 60% test is generally applied to the affiliated group as a whole and no members of the affiliated group will be considered to satisfy
the 60% test unless the affiliated group meets the 60% test.   If either the
Company or any of its subsidiaries are classified as a PHC, such PHC will be subject to a PHC tax equal to 39.6% of the undistributed PHC income. Based on the proportion of the gross income of the Company and each of its subsidiaries that consisted of PHC income, the Company's management believes that neither the Company nor any of its subsidiaries constituted a PHC for its taxable years ending in 1997, 1998 and 1999.

     UNITED STATES INCOME TAXATION OF THE COMPANY AND ITS SUBSIDIARIES. Chandler Barbados is organized and endeavors to conduct its business from Barbados and not within the United States. Accordingly, Chandler Barbados does not presently file United States income tax returns. Pursuant to United States Treasury Regulations, Chandler Barbados has filed, and will continue to file, protective returns for its taxable years ending after July 31, 1990 indicating that it is not engaged in business in the United States and that even if it is so engaged it does not conduct such business through a permanent establishment in the United States so that, under the U.S.-Barbados Income
Tax Treaty it is not subject to United States Federal income tax on its insurance income. However, since neither the Code, court decisions nor regulations definitively describe activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the IRS will not successfully contend that Chandler Barbados is engaged in a trade or business in the United States through a permanent establishment on the basis that the Company's affiliates or its shareholders, employees, officers or directors are agents of Chandler Barbados in the United States.
If Chandler Barbados is deemed to be so engaged, it will be subject to United States Federal income tax on its income that is effectively connected with the conduct of that trade or business. Such income tax, if imposed, would be computed on the effectively connected income in a manner comparable to the computation of income of a domestic insurance corporation, except that (i) Chandler Barbados may be subject to an additional "branch profits tax" on deemed dividend equivalents and interest payments, and (ii) Chandler Barbados' applicable deductions and credits will be disallowed if it fails to file a return for its taxable years ended prior to July 31, 1990 or to timely file the protective United States income tax return described above for taxable years ended after July 31, 1990. Chandler Barbados has not filed a return for the taxable years ended prior to July 31, 1990.

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

     NAICO is subject to tax on its taxable income under subchapter L of the Code. Reinsurance premiums paid by NAICO are generally deductible for this purpose. The IRS in Revenue Ruling 77-316 has taken the position that where a United States parent corporation and its domestic subsidiaries insure their risks with an offshore subsidiary, the premiums paid to the offshore corporation are not deductible by the United States corporation and, if paid by the United States subsidiaries, are constructive distributions to the United States parent. Certain court cases have supported the IRS's position that premiums paid by a parent to its subsidiary are not deductible. The IRS could argue that premiums paid to Chandler Barbados should not be deductible and that instead, to the extent of Chandler USA's earnings and profits, they should be characterized as dividends subject to a 5% withholding tax.

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

     DISPOSITIONS OF COMMON SHARES. Subject to the discussion below relating to the potential application of Section 1248 of the Code, a United States shareholder will generally, upon the sale or exchange of any common shares of the Company, recognize a gain or loss for United States Federal income tax purposes equal to the difference between the amount realized upon such sale or exchange and the shareholder's basis in the common shares of the Company. If the shareholder's holding period for such common shares of the Company is more than 12 months, any gain will be subject to tax at a current maximum marginal tax rate of 20% for individuals and 35% for corporations.

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

     During 1998, the IRS conducted an examination of the 1995 United States Federal income tax return of Chandler Barbados. The IRS completed the examination in the third quarter of 1998 and there were no proposed adjustments to tax liabilities.

ITEM 2.  PROPERTIES

     The Company's principal office is located on the 5th Floor, Anderson Square in Grand Cayman, Cayman Islands, B.W.I. Chandler Barbados' principal office is located in the Stevmar House, Rockley, Christ Church, Barbados. The Company and Chandler Barbados have no offices in the United States.

     The Company's United States-based subsidiaries own and occupy three office buildings with approximately 81,000 square feet of usable space in Chandler, Oklahoma, and an additional office building with approximately 46,000 square feet of usable space is being constructed in Chandler, Oklahoma. The
Company's subsidiaries also lease approximately 10,000 square feet in the aggregate for its branch offices. The Company believes such space is sufficient for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

CENTRA LITIGATION

     The Company and certain of its subsidiaries and affiliates have been involved in litigation with CenTra and certain of its affiliates, officers and directors (the "CenTra Group") since July 1992. See Note 11 to Consolidated Financial Statements for a detailed discussion. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CenTra Litigation."

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET

     The common shares of the Company trade on The Nasdaq Stock Market under the symbol: CHANF.

     The following table sets forth the quarterly high and low closing sales prices of the Company's common shares, as reported by The Nasdaq Stock Market, since January 1, 1998.

               1999          HIGH     LOW             1998          HIGH     LOW
        ------------------ -------- -------    ------------------ -------- -------
        First Quarter..... $  10.00 $  7.25    First Quarter..... $   8.38 $  5.13
        Second Quarter....     8.94    7.50    Second Quarter....     8.00    7.19
        Third Quarter.....     8.13    7.25    Third Quarter.....     8.13    6.75
        Fourth Quarter....     8.63    7.25    Fourth Quarter....     7.88    7.00

     The closing market price of the common shares on The Nasdaq Stock Market on March 20, 2000 was $7.81 per share.

SHAREHOLDERS

     As of February 29, 2000, there were 138 shareholders of record and approximately 431 beneficial holders of the Company's common shares, and the number of common shares issued was 4,428,033 shares, which includes 1,142,625 common shares which were rescinded through litigation and are held by a court. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

                                                                         PAGE 19
FOREIGN ISSUER

     The Cayman Islands currently does not have any restrictions or exchange controls on the transfer of funds into and out of the Cayman Islands. Chandler Barbados is licensed as an "exempt insurance company," and Barbados currently does not have any restrictions or exchange controls for exempt insurance companies on the transfer of funds out of Barbados. If in the future the Company's assets are invested in foreign securities or held in currencies other than United States dollars, the Company will be subject to a risk of currency fluctuations and devaluations. See "BUSINESS-Regulation."

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of the Company and its subsidiaries, which appear in Item 14(a). The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, have been audited by Deloitte & Touche, independent auditors whose independent auditors report expresses an unqualified opinion and includes an explanatory paragraph relating to litigation. The selected financial data should be read in conjunction with "LEGAL PROCEEDINGS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of the Company and the notes thereto appearing in Item 14(a). See Notes to Consolidated Financial Statements for various litigation and contingency matters.

                                                                    YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1995         1996         1997        1998         1999
                                                     ----------   ----------   ----------   ----------   ----------
                                                      (Amounts in thousands except per share data and percentages)
OPERATING DATA
Revenues
   Direct premiums written and assumed.............. $  98,768    $ 107,943    $ 123,088    $ 134,329    $ 169,635
                                                     ==========   ==========   ==========   ==========   ==========
   Net premiums earned (1).......................... $  81,087    $  89,286    $  94,679    $  70,064    $ 108,327
   Interest income, net.............................     7,641        7,199        7,253        6,467        5,594
   Realized investment gains, net...................       412          140          764        1,163           55
   Fee for rescinded reinsurance treaties...........         -            -            -          -         10,000
   Commissions, fees and other income...............     3,095        3,620        2,528        1,952        1,730
                                                     ----------   ----------   ----------   ----------   ----------
Total revenues......................................    92,235      100,245      105,224       79,646      125,706
                                                     ----------   ----------   ----------   ----------   ----------
Operating expenses
   Losses and loss adjustment expenses..............    50,543       53,391       57,512       47,879       79,816
   Policy acquisition costs.........................    23,995       32,123       28,145       17,033       28,681
   General and administrative expenses..............    12,770       14,038       13,116       12,710       12,029
   Interest expense.................................        52          146          463          936        1,531
   Litigation expenses, net.........................       285         (108)       4,772       (2,707)       1,133
                                                     ----------   ----------   ----------   ----------   ----------
Total operating expenses............................    87,645       99,590      104,008       75,851      123,190
                                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes..........................     4,590          655        1,216        3,795        2,516
Federal income tax benefit (provision) of
   consolidated U.S. subsidiaries...................      (812)         317       (2,281)        (353)        (365)
                                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)................................... $   3,778    $     972    $  (1,065)   $   3,442    $   2,151
                                                     ==========   ==========   ==========   ==========   ==========
Diluted earnings (loss) per common share............ $    0.54    $    0.14    $   (0.16)   $    0.53    $    0.34
Diluted weighted average common shares outstanding..     6,942        6,942        6,687        6,438        6,347
Combined loss and underwriting expense ratio (2)....      101%         106%         100%         105%         107%

BALANCE SHEET DATA
Cash and investments................................ $ 122,561    $ 119,136    $ 125,063    $ 120,812    $ 118,455
Total assets........................................   246,949      206,827      210,790      236,025      269,120
Unpaid losses and loss adjustment expenses..........   128,794       79,639       74,929       80,909       98,460
Notes payable.......................................       300        4,391        2,796        9,410            -
Litigation liabilities..............................         -            -       16,618       13,228        8,905
Debentures..........................................         -            -            -            -       24,000
Total liabilities...................................   173,499      134,280      152,455      173,960      218,377
Stock held by subsidiary, at cost...................    (2,148)           -       (2,487)      (2,905)           -
Stock rescinded through litigation..................         -            -      (11,799)     (11,799)      (6,883)
Shareholders' equity................................    73,450       72,547       58,335       62,065       50,743
Book value per share (3)............................     10.58        10.45        12.19        13.05        15.45


(1)   During 1997 and 1998, the Company purchased additional reinsurance coverages which resulted in significantly lower net premiums earned in 1998.  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS."

(2)   Interest expense and litigation expenses are not considered underwriting expenses; therefore, such expenses have been excluded from this ratio.  The 1996 combined loss and underwriting expense ratio was increased by four percentage points by a reinsurance arbitration adjustment and the termination of relations with the
      Company's former surety bond underwriting manager.  The rescission of two reinsurance treaties during 1999 increased the 1999 combined loss and underwriting expense ratio by three percentage points.  See "MANAGEMENT'S
      DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

     The Company is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and L&W. NAICO writes various property and casualty insurance products through four separate marketing programs: standard property and casualty, political subdivisions, surety bonds (including both bail bonds and construction bonds) and group accident and health. The lines of insurance written by NAICO are commercial coverages consisting of automobile liability, workers compensation, surety, automobile physical damage, accident and health, property, inland marine and other liability lines, which include general and professional liability lines. L&W represents various personal and commercial lines insurance companies in marketing property and casualty insurance. L&W also markets individual and group life, medical and disability income coverage. L&W places the majority of its business with NAICO. Business produced by L&W and placed with NAICO constituted approximately 23% of NAICO's direct premiums written and assumed in 1999.

     Many factors determine the profitability of an insurance company including regulation and rate competition; the frequency and severity of claims; the cost, availability and collectibility of reinsurance; interest rates; inflation; general business conditions; and jury awards, court decisions and legislation expanding the extent of coverage and the amount of compensation due for injuries and losses.

CLAIM COSTS AND LOSS RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods necessarily involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates is affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO, Chandler Barbados and the Company and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. See Notes to Consolidated Financial Statements.

     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward between the time a claim arises and the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits prescribed by state law and are estimated based on the same factors generally discussed above which may include, where state law permits, inflation adjustments for rising benefits over time. Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries and the legal jurisdiction where the incident occurred.

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

     NAICO also insures independent oil and gas producers who may purchase coverage for the escape of oil, saltwater, or other substances which may be harmful to persons or property, but may not generally be classified as pollutants. NAICO maintains claims records which segregate this type of risk for the purpose of evaluating environmental risk exposure. Based upon the nature of such lines of business with NAICO's insureds, and current data regarding the limited severity and infrequency of such matters, it appears that potential environmental risks are not a significant portion of claim reserves and therefore would not likely have a material adverse impact, if any, on the financial condition of the Company.

     The Company and its subsidiaries report their reserves on the basis of U.S. GAAP. NAICO's statutory-based reserves (reserves calculated in accordance with accounting practices prescribed or permitted by an insurer's domiciliary state insurance regulatory authorities for purposes of financial reporting to regulators) do not differ from its reserves reported on the basis of U.S. GAAP. The Company and its subsidiaries do not discount their reserves for unpaid losses and loss adjustment expenses. See Notes to Consolidated Financial Statements.

ECONOMIC CONDITIONS

     The impact of a recession on the Company would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately
$145 million, or 86%, of NAICO's direct written premiums in 1999 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on the Company. A recession might also cause defaults on fixed-income securities owned by NAICO or Chandler
Barbados. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

     Periods of inflation have varying effects on the Company and its subsidiaries as well as other companies in the insurance industry. Inflation contributes to higher claims and related costs and operating costs as well as higher interest rates which generally provide for potentially higher interest rates on investable cash flow and decreases in the market value of existing fixed-income securities. During 1999, the market value of the Company's available for sale investments declined by $4.6 million due primarily to higher interest rates experienced during this time. Premium rates and commissions, however, are not significantly affected by inflation since competitive forces generally control such rates. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

REGULATION

     The Company's insurance subsidiaries are subject to regulation by government agencies in the jurisdictions in which they do business. The nature and extent of such regulations vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premiums, unpaid losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders and the filing of periodic reports with respect to financial condition and other matters. In addition, regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders or creditors.

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

ANALYSIS OF INSURANCE PROGRAM RESULTS OF OPERATIONS

     The following tables summarize the net premiums earned and the financial year (losses incurred and recognized by the Company regardless of the year in which the claim occurred) and accident year (losses incurred by the Company for a particular year regardless of the period in which the Company recognizes the costs) loss ratios (computed by dividing losses and loss adjustment expenses by net premiums earned) in each of the years presented. The first table is summarized by major insurance program and includes all lines of insurance written in each program. The second table is summarized by line of insurance written and includes all net premiums earned and net losses and loss adjustment expenses incurred from all insurance programs for that particular line:

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1997           1998           1999
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
INSURANCE PROGRAMS
-----------------------------------------------
STANDARD PROPERTY AND CASUALTY
   Net premiums earned......................... $   55,527     $   41,662     $   71,676
   Financial year loss ratio...................       67.1%          75.4%          75.2%
   Accident year loss ratio....................       69.8%          68.4%          72.8%
POLITICAL SUBDIVISIONS
   Net premiums earned......................... $   14,945     $   13,073     $   17,415
   Financial year loss ratio...................       56.8%          80.3%          97.0%
   Accident year loss ratio....................       65.4%          81.1%          85.4%
SURETY BONDS
   Net premiums earned......................... $   11,117     $    9,938     $   10,896
   Financial year loss ratio...................        8.6%          15.8%           6.6%
   Accident year loss ratio....................       11.2%          17.1%           9.3%
GROUP ACCIDENT AND HEALTH
   Net premiums earned......................... $    2,303     $    4,646     $    8,261
   Financial year loss ratio...................       43.3%          89.3%         104.0%
   Accident year loss ratio....................       84.5%         103.2%          82.4%
NONSTANDARD PRIVATE-PASSENGER AUTOMOBILE
   Net premiums earned......................... $    8,841     $      482     $        4
   Financial year loss ratio...................       72.2%        (37.8)%     (9,325.2)%
   Accident year loss ratio....................       61.4%          18.2%             -%
OTHER
   Net premiums earned......................... $    1,946     $      263     $       75
   Financial year loss ratio...................      176.4%         161.3%         140.1%
   Accident year loss ratio....................       73.4%          73.0%         132.9%
TOTAL
   Net premiums earned......................... $   94,679     $   70,064     $  108,327
   Financial year loss ratio...................       60.7%          68.3%          73.7%
   Accident year loss ratio....................       61.9%          65.5%          69.2%


                                                                         PAGE 25

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1997           1998           1999
                                                -----------   -----------     -----------
                                                         (Dollars in thousands)
LINES OF INSURANCE
-----------------------------------------------
WORKERS COMPENSATION
   Net premiums earned......................... $   44,954     $   19,651     $   39,329
   Financial year loss ratio...................       66.3%          70.6%          69.4%
   Accident year loss ratio....................       71.7%          57.3%          72.5%
OTHER LIABILITY
   Net premiums earned......................... $   12,209     $   14,045     $   19,799
   Financial year loss ratio...................       48.5%          70.1%          66.7%
   Accident year loss ratio....................       51.5%          63.4%          53.6%
AUTOMOBILE LIABILITY
   Net premiums earned......................... $   15,593     $   14,139     $   19,030
   Financial year loss ratio...................       89.1%          75.0%          81.5%
   Accident year loss ratio....................       72.2%          77.4%          74.6%
SURETY
   Net premiums earned......................... $   11,256     $   10,101     $   11,122
   Financial year loss ratio...................        8.7%          15.9%           7.9%
   Accident year loss ratio....................       11.2%          18.6%           9.6%
AUTOMOBILE PHYSICAL DAMAGE
   Net premiums earned......................... $    5,726     $    4,702     $    7,039
   Financial year loss ratio...................       59.8%          85.3%         104.0%
   Accident year loss ratio....................       59.7%         87.6%         103.3%
ACCIDENT AND HEALTH
   Net premiums earned......................... $    2,529     $    4,646     $    8,261
   Financial year loss ratio...................       43.1%          90.9%         103.2%
   Accident year loss ratio....................       82.1%         103.2%          82.4%
PROPERTY
   Net premiums earned......................... $    1,912     $    2,332     $    2,972
   Financial year loss ratio...................       74.1%         135.8%         202.7%
   Accident year loss ratio....................       75.8%         148.4%         187.7%
INLAND MARINE
   Net premiums earned......................... $      500     $      448     $      775
   Financial year loss ratio...................      194.6%         122.8%         138.1%
   Accident year loss ratio....................      118.9%         114.6%         126.9%
TOTAL
   Net premiums earned......................... $   94,679     $   70,064     $  108,327
   Financial year loss ratio...................       60.7%          68.3%          73.7%
   Accident year loss ratio....................       61.9%          65.5%          69.2%


                                                                         PAGE 26
PURCHASE OF ADDITIONAL REINSURANCE

     During the second quarter of 1997, management concluded that it would be in NAICO's best interest to substantially reduce its underwriting risk in the California portion of the nonstandard private-passenger automobile program. In July 1997, NAICO purchased additional reinsurance for this portion of the program.

     In 1998, NAICO believed that reinsurance market conditions were conducive to the purchase of additional reinsurance. During the first quarter of 1998, NAICO purchased additional reinsurance under its workers compensation and casualty reinsurance programs. During the second quarter of 1998, NAICO purchased additional reinsurance for its construction surety bond reinsurance program. The purchase of the additional reinsurance coverages in 1997 and 1998 substantially reduced the per occurrence retention for NAICO's workers compensation, casualty, surety bond and nonstandard private-passenger automobile lines of business, but resulted in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs. The purchase of additional reinsurance also resulted in an increase in reinsurance recoverables on unpaid losses, prepaid reinsurance premiums and premiums payable and a decrease in deferred policy acquisition costs. See "Premiums Earned" and "Policy Acquisition Costs." During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since
January 1, 1999. The reinsurer agreed to return the reinsurance premiums that had been paid by NAICO during 1999, less losses and ceding commissions that had been paid by the reinsurer. The reinsurer also agreed to pay NAICO a fee of $10.0 million as additional compensation for entering into the agreement. In January 2000, NAICO received payment in the amount of $12.9 million relating to the transaction.

PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance as of December 31 for each year presented:


INSURANCE PROGRAMS                              GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
------------------------------------------  -----------------------------  -----------------------------
                                               1997      1998      1999       1997      1998      1999
                                            --------- --------- ---------  --------- --------- ---------
                                                                   (In thousands)
Standard property and casualty............. $ 62,841  $ 76,458  $ 99,512   $ 55,527  $ 41,662  $ 71,676
Political subdivisions.....................   21,503    25,091    29,994     14,945    13,073    17,415
Surety bonds...............................   12,320    11,915    13,660     11,117     9,938    10,896
Group accident and health..................    3,379     6,104     9,164      2,303     4,646     8,261
Nonstandard private-passenger automobile...   14,303     6,016       118      8,841       482         4
Other......................................    2,363       487        65      1,946       263        75
                                            --------- --------- ---------  --------- --------- ---------
TOTAL...................................... $116,709  $126,071  $152,513   $ 94,679  $ 70,064  $108,327
                                            ========= ========= =========  ========= ========= =========
LINES OF INSURANCE                              GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
------------------------------------------  -----------------------------  -----------------------------
                                               1997      1998      1999       1997      1998      1999
                                            --------- --------- ---------  --------- --------- ---------
                                                                   (In thousands)
Workers compensation......................  $ 47,198  $ 48,699  $ 51,106   $ 44,954  $ 19,651  $ 39,329
Other liability...........................    13,593    17,593    26,260     12,209    14,045    19,799
Automobile liability......................    20,672    20,005    22,701     15,593    14,139    19,030
Surety....................................    12,459    12,078    13,886     11,256    10,101    11,122
Automobile physical damage................     7,072     6,307     8,081      5,726     4,702     7,039
Accident and health.......................     3,697     6,111     9,164      2,529     4,646     8,261
Property..................................    10,331    12,916    17,196      1,912     2,332     2,972
Inland marine.............................     1,687     2,362     4,119        500       448       775
                                            --------- --------- ---------  --------- --------- ---------
TOTAL.....................................  $116,709  $126,071  $152,513   $ 94,679  $ 70,064  $108,327
                                            ========= ========= =========  ========= ========= =========

     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased 13%, 8% and 21% in 1997, 1998 and 1999, respectively. The increases are primarily attributable to an increase in written premium production in Texas and Oklahoma, which we believe resulted from increased marketing efforts in these states and new insurance programs in Texas. Net premiums earned, after such reductions, increased 6% in 1997, decreased 26% in 1998 and increased 55% in 1999. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance for NAICO's workers compensation, casualty and nonstandard private-passenger automobile insurance programs described previously. The rescission of two reinsurance treaties increased net premiums earned in 1999 by $19.6 million. See "Purchase of Additional Reinsurance."

     Gross premiums earned in the standard property and casualty program increased 39%, 22% and 30% in 1997, 1998 and 1999, respectively. The increases are primarily attributable to increased written premium production in Texas. Net premiums earned increased 45% in 1997, decreased 25% in 1998 and increased 72% in 1999. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance in 1998 as previously described. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $17.3 million in this program.

     Gross premiums earned in the political subdivisions program increased 11%, 17% and 20% in 1997, 1998 and 1999, respectively, due primarily to expansion of the school districts portion of the program in Texas and Missouri and increased written premium production in Oklahoma. Net premiums earned increased 7% in 1997, decreased 13% in 1998 and increased 33% in 1999. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance in 1998 as previously described. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $2.3 million in this program.

     Gross premiums earned in the surety bond program increased 8% in 1997, decreased 3% in 1998 and increased 15% in 1999. The increase in 1999 was due primarily to increased written premium production in California. Net premiums earned in the surety bond program increased 11% in 1997, decreased 11% in 1998 and increased 10% in 1999. Increased competition, higher reinsurance costs and/or changes in risk retained contributed to the decline in 1998.

     Gross premiums earned in the group accident and health program increased 560%, 81% and 50% in 1997, 1998 and 1999, respectively, and net premiums earned increased 629%, 102% and 78% in 1997, 1998 and 1999, respectively.
The significant increases in premiums in 1997 and 1998 are primarily the result of the growth expected in start-up programs. In January 1999, NAICO began a new program covering primarily Oklahoma employers on a fully insured basis. Gross and net premiums earned for this program were $6.0 million and $5.6 million, respectively, during 1999. NAICO discontinued writing new policies for the excess portion of its group accident and health program effective April 1, 1999. NAICO expects that premiums in its fully insured program will decline during 2000 due to the effect of rate increases and other changes in the program which were put in effect in late 1999. NAICO is currently evaluating the fully insured program and may modify or discontinue it during 2000.

     Nonstandard private-passenger automobile gross premiums earned decreased 14%, 58% and 98% in 1997, 1998 and 1999, respectively. Net premiums earned in the nonstandard private-passenger automobile premiums decreased 47%, 95% and 99% in 1997, 1998 and 1999, respectively. During 1997, NAICO discontinued the Oklahoma and Arizona portions of its nonstandard private-passenger automobile program. Effective July 1, 1997, NAICO entered into a 100% quota share reinsurance agreement to fully reinsure the risk in the California portion of the program. NAICO has discontinued the California program.

     Other programs in the preceding table include premiums from NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis, and direct assignments to write workers compensation for such insureds in certain states in lieu of participating in related pools, in addition to the runoff of various programs which are no longer offered by NAICO. The majority of the decrease in net premiums earned during the periods is attributable to participation in the pools covering workers compensation and from direct assignments. The declines were attributable to decreased activity from the pools and fewer assignments in certain states. Both the size of the involuntary market and NAICO's relative participation in states having a mandatory pool mechanism declined in these years.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 1999, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 7% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income increased 1% in 1997 and decreased 11% and 13% in 1998 and 1999, respectively. The decrease in 1998 was due primarily to lower interest rates in 1998 and a reduction in invested assets due to the purchase of additional reinsurance in 1998. In addition, during the fourth quarter of 1997, NAICO shifted a portion of its fixed maturities portfolio from taxable to tax exempt bonds (which generally have a lower before-tax yield). In late 1998 and the first quarter of 1999, NAICO shifted approximately half of its investment in tax exempt bonds to taxable bonds. Net income from tax exempt securities was $112,000, $1.0 million and $483,000 in 1997, 1998 and 1999, respectively. The decrease in net interest income in 1999 was due primarily to a reduction in invested assets due to the purchase of additional reinsurance. Net realized investment gains were $764,000, $1,163,000 and $55,000 in 1997, 1998 and 1999, respectively.

     The average net yield on the portfolio, including net realized investment gains, was 6.6%, 6.1% and 4.7% in 1997, 1998 and 1999, respectively. The average net yield on the portfolio, excluding net realized investment gains, was 5.9%, 5.2% and 4.7% for 1997, 1998 and 1999, respectively. The decrease in the average net yield in 1999 was due primarily to an increase in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce the Company's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 1999 was approximately $14 million. The average yield on the portfolio before deducting investment expenses was 6.3%, 5.8% and 5.7% in 1997, 1998 and 1999, respectively, excluding capital gains.

FEE FOR RESCINDED REINSURANCE TREATIES

     During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since January 1, 1999. The reinsurer agreed to return the reinsurance premiums that had been paid by NAICO during 1999, less losses and ceding commissions that had been paid by the reinsurer. The reinsurer also agreed to pay NAICO a fee of $10.0 million as additional compensation for entering into the agreement.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased 30%, 23% and 11% for 1997, 1998 and 1999, respectively. The majority of the Company's income from commissions, fees and other income are from L&W's brokerage commissions and fees.

     L&W's brokerage commissions and fees before intercompany eliminations were $9.0 million in 1997, $8.5 million in 1998 and $9.6 million in 1999. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     L&W disposed of certain equipment in 1998 that resulted in a gain of approximately $145,000 which was included in other income.

     Fees generated by Network Administrators, Inc. ("Network"), a wholly owned subsidiary of the Company, were $435,000 in 1997. Network no longer functions as a third-party administrator.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 60.7%, 68.3% and 73.7% in 1997, 1998 and 1999, respectively. The rescission of the reinsurance treaties increased losses and loss adjustment expenses in 1999 by $17.0 million. Excluding the effect of the reinsurance rescission, the loss ratio was 70.9% in 1999. Weather-related losses (net of applicable reinsurance) from wind and hail were $459,000, $1.4 million and $4.3 million 1997, 1998 and 1999, respectively, and increased the respective loss ratios by 0.5, 2.0 and 4.9 percentage points (excluding the effect of the reinsurance rescission in 1999).

     NAICO is a major insurer of property owned by businesses, cities, towns and school districts in Oklahoma. As a result, NAICO incurs weather-related losses. On May 3, 1999, tornadoes, hail and strong winds caused severe damage to property owned or used by NAICO insureds. NAICO estimates total insured damages from the storms at approximately $26.4 million. Giving effect to NAICO's applicable reinsurance, all of which is with unaffiliated reinsurers, NAICO estimates its net loss before income tax benefit resulting from the May 3, 1999 storms at $1.8 million which was recorded in the second quarter of 1999.

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

     The following table sets forth the Company's policy acquisition costs for each of the three years ended December 31, 1997, 1998 and 1999:

                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1997        1998        1999
                                             ----------  ----------  -----------
                                                       (In thousands)
Commissions expense......................... $  15,860   $  15,478   $   20,542
Other premium related assessments...........       744         928        1,214
Premium taxes...............................     3,400       3,144        3,179
Excise taxes................................       153         161          237
Dividends to policyholders..................     1,155         242          324
Other expense...............................       146         151          205
                                             ----------  ----------  -----------
Total direct expenses.......................    21,458      20,104       25,701
Indirect underwriting expenses..............    13,464      13,858       16,354
Commissions received from reinsurers........    (6,458)    (19,860)      (9,267)
Adjustment for deferred acquisition costs...      (319)      2,931       (4,107)
                                             ----------  ----------  -----------
Net policy acquisition costs................ $  28,145   $  17,033   $   28,681
                                             ==========  ==========  ===========

     Total gross direct and indirect expenses as a percentage of direct written
and assumed premiums were 28.4%, 25.3% and   24.8% in 1997, 1998 and 1999,
respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 12.9%, 11.5% and 12.1%. Indirect underwriting expenses were 10.9%, 10.3% and 9.6% of total direct written and assumed premiums in 1997, 1998 and 1999, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

      NAICO received commissions totaling approximately $1.9 million and $909,000 during 1997 and 1998, respectively, under the quota-share reinsurance arrangement for the California portion of the nonstandard private-passenger automobile program which was effective July 1, 1997. During 1998 and 1999, NAICO received commissions from reinsurers totaling approximately $13.8 million and $4.6 million, respectively, related to the purchase of additional reinsurance under its workers compensation and casualty reinsurance programs. Commissions received from reinsurers included the return of $9.7 million in ceding commissions during the fourth quarter of 1999 related to the rescission of the reinsurance treaties discussed previously. Net policy acquisition costs increased $7.0 million in 1999 due to the rescission of the reinsurance treaties, net of the adjustment for deferred acquisition costs. See "Purchase of Additional Reinsurance."

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.0%, 9.9% and 7.8% of gross premiums earned and commissions, fees and other income (excluding the fee related to the rescission of the reinsurance treaties) in 1997, 1998 and 1999, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's revenues. General and administrative expenses decreased 3.1% in 1998, due primarily to a reduction in costs attributable to Network. Network ceased functioning as a third party administrator during 1997. General and administrative expenses decreased 5.4% in 1999.

     In 1998, the Company adopted a stock option and stock grant plan for certain non-employee directors of the Company. Compensation expense related to the plan in the amount of $272,000 is included in general and administrative expenses in 1998. Excluding the expense related to the plan, general and administrative expenses declined $678,000 or 5.2% in 1998 compared to 1997 and declined $409,000 or 3.3% in 1999 compared to 1998.

INTEREST EXPENSE

     Interest expense increased 217%, 102% and 64% in 1997, 1998 and 1999, respectively. The increase in 1997 and 1998 were due primarily to increased levels of bank debt. The increase in 1999 was due primarily to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA. See "Liquidity and Capital Resources."

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving the CenTra Group. Litigation expenses were $4.8 million in 1997 compared to a credit of approximately $2.7 million in 1998, and were an expense of approximately $1.1 million in 1999. During the second quarter of 1998, the U.S. District Court in Oklahoma City, Oklahoma ("Oklahoma Court") in which the CenTra litigation is pending ordered all parties to pay their own costs and attorney's fees in the case thus denying the CenTra Group's request of approximately $4.7 million for those expenses. CenTra did not initially appeal this decision. Accordingly, the Company reduced the previous first quarter of 1997 net charge for CenTra litigation matters by approximately
$3.8 million during the second quarter of 1998. In later papers filed with the appellate court, CenTra has attempted to appeal this decision. The Company believes CenTra's appeal of the decision is barred. Increased or renewed activity could result in greater litigation expenses in 2000 or future years.

     Certain litigation expenses may be recovered from the Company's directors and officers liability insurer ("D&O Insurer"). As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from the D&O Insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties.
In 1996, the Company recorded an additional estimated recovery of $982,000.
The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the D&O Insurer. The Company is entitled to a total of $5 million under the applicable insurance policy to the extent it has advanced reimbursable expenses. Some amounts have been previously paid without dispute and the Company is negotiating with the D&O Insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors.

     See "CenTra Litigation" and Note 11 to Consolidated Financial Statements.

INCOME TAX PROVISION

     The provision for or benefit from federal income taxes of the consolidated U.S. subsidiaries varies with the level of income or loss before income taxes of such subsidiaries. The provision or benefit relative to the consolidated income before income taxes will also vary dependent on the contribution to income before income taxes by the consolidated U.S. subsidiaries.

NET INCOME (LOSS)

     As a result of the factors described above, the Company reported net income of $2,151,000 in 1999 compared to $3,442,000 in 1998 and a net loss of $1,065,000 in 1997. Net litigation expenses related to legal proceedings involving the CenTra Group reduced net income by $1.1 million in 1999 compared to an increase of $2.9 million in 1998 and a reduction of $4.5 million in 1997.

     The rescission of the reinsurance treaties resulted in a net after tax gain of $3.8 million during 1999. The rescission of the reinsurance treaties increased net premiums earned by $19.6 million in the fourth quarter of 1999. The rescission also increased losses and loss adjustment expenses by $17.0 million, and increased expenses for policy acquisition costs by $7.0 million. NAICO received a fee of $10.0 million as additional compensation for entering into the agreement. The provision for federal income taxes increased by $1.9 million in 1999 due to the rescission of the reinsurance treaties.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a reinsurance company and a holding company receiving cash principally through equity sales, borrowings and subsidiary dividends, subject to various regulatory restrictions described in "Regulation" and the Notes to Consolidated Financial Statements. The capacity of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses and commissions.

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

     In 1997, the Company provided $3.9 million in cash from operations. During 1998, the Company used $8.8 million in cash from operations due primarily to the purchase of additional reinsurance described previously. During 1999, the Company provided $8.7 million in cash from operations.

     Cash flows from investing activities were primarily the result of normal purchases and sales of investment securities, and in 1997 NAICO sold the common stock of Century Business Services, Inc. for a total of approximately
$2.5 million. The Century Business Services common stock was received as a part of NAICO's 1996 settlement with a former underwriting manager. Net realized investment gains before income taxes were $764,000, $1,163,000 and $55,000 during 1997, 1998 and 1999, respectively, from the sale of investments. In addition, the Company received proceeds of $48.0 million and $4.2 million during 1998 and 1999, respectively, from the sale of available for sale fixed-income securities prior to their maturity. In 1998, to augment maturities and reposition their portfolios, Chandler Barbados and NAICO chose to liquidate certain fixed maturity securities that were available for sale prior to their maturities. The average maturity of the Company's investments was 4.0 years and 3.9 years at December 31, 1998 and 1999, respectively.

    Chandler Barbados is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for the benefit of the primary insurer ceding such amounts. Chandler Barbados secures such amounts by trust arrangements whereby securities are deposited into a trust account for the benefit of the primary insurer. NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 1999, the total amount of cash and investments restricted for Chandler Barbados and NAICO as a result of these arrangements was $24.1 million and $7.2 million, respectively.

     Cash flows from financing activities include bank borrowings and repayments, the sale of debentures and purchases of the Company's common stock in accordance with the divestiture of stock owned by the CenTra Group. In February 1998, Chandler USA entered into a five-year loan agreement with a bank having a principal amount of $2.3 million. The loan was collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA. In March 1998, Chandler USA borrowed an additional $6.2 million under an existing loan agreement with a bank and the proceeds were used to repay amounts due to Chandler Barbados. The bank note was collateralized by shares of NAICO stock owned by Chandler USA.
In July 1999, both bank notes were repaid from the proceeds of the debenture offering.

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

     In April 1998, CIM acquired 69,858 shares of the Company's common stock from an agent for approximately $524,000. These shares had previously been pledged to NAICO to secure certain obligations resulting from insurance balances produced by another agent. In December 1999, these shares were transferred to the Company and canceled.

     In December 1999, the Company made payments totaling approximately $15.2 million to acquire 1,989,200 shares of its own stock previously owned by CenTra and certain of its affiliates. The shares have been formally canceled. The acquisitions were made in accordance with a divestiture plan which had been proposed by NAICO and adopted by a U.S. District Court in Nebraska ("Nebraska Court").

CENTRA LITIGATION

     In 1992, the Company became involved in certain legal proceedings beyond the ordinary course of business. Note 11 to Consolidated Financial Statements describes the extensive CenTra litigation related to the Company and its affiliates and the CenTra Group.

     During December 1999, the Company acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to CenTra and its affiliates pursuant to a divestiture plan proposed by NAICO and approved by the Nebraska Court. All shares were canceled upon their return to the Company. Based on an April 22, 1997 judgement by the Oklahoma Court, the Company had previously recorded the return of 517,500 of the 1,989,200 shares as a decrease to shareholders' equity during 1997. The Nebraska Court had ordered CenTra to divest all shares of Chandler owned or controlled by it or its affiliates. An additional share block owned by CenTra and affiliates consists of 1,142,625 shares which will be divested following a ruling on CenTra's appeal of a judgment entered by an Oklahoma Court in April 1997. That judgment requires CenTra to transfer the shares to the Company in exchange for payment of $6,882,500. Based on the April 22, 1997 judgement and subsequent actions by the Oklahoma Court, the Company previously recorded the return of the 1,142,625 shares as a decrease to shareholders' equity during 1997. Following the conclusion of the appeal, the Nebraska Court will determine the method of divestiture of these shares. The appellate court heard oral arguments on November 15, 1999. The Company cannot predict when the appellate court will rule on the appeal.

     While the Company believes that it is likely that the Company and its affiliates will ultimately prevail as to all material claims asserted in the CenTra litigation, should the CenTra litigation be modified, reversed or decided adversely to the Company, such event could have a material adverse effect on the Company.

YEAR 2000 READINESS DISCLOSURES

YEAR 2000 UPDATE

     Through the first two months of the year 2000, the Company had not experienced any significant problems or disruptions related to Year 2000 Problems (as described below). The Company is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with the Company. While it is possible that certain Year 2000 Problems may exist but have not yet materialized, the Company does not currently expect any Year 2000 Problems to be encountered for the remainder of the year 2000 that would have a material adverse effect on the operating results of the Company.

YEAR 2000 READINESS OVERVIEW

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

     The Company is heavily dependent upon complex information technology computer systems for its operations. The Company has taken action to attempt to identify the nature and extent of the work required to assess and remediate Year 2000 Problems with respect to its systems, products and infrastructures, including non-information technology systems, none of which are considered critical to operations. The Company began work in 1995 to prepare its financial, information and other computer-based systems for the year 2000, including updating existing legacy systems, and such work is complete at this time. The Company estimates that it has spent $350,000 updating these systems to address Year 2000 Problems, and such costs were expensed as they were incurred, primarily in 1996 and 1997.

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

     The Company incurred additional costs of approximately $125,000 to complete its testing during the first six months of 1999. These costs included the use of internal employees, cost of external software to enhance testing efforts and computer rental costs. These costs were expensed during 1999 as incurred. The Company could incur costs in the future if additional efforts are needed to perform modifications to the Company's information technology systems. The Company has established a contingency plan for all critical business operations. The contingency plan includes possible manual operations and the implementation of alternative information processing procedures.

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

     It is possible that the credit or operating ability of agents, reinsurers and others with whom the Company maintains commercial relationships may be adversely affected by one or more unforeseen circumstances caused by Year 2000 Problems. However, the Company does not have control over these third parties and, as a result, it cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 Problems. However, the Company has developed plans to attempt to minimize identified third-party exposures. The Company has requested information from its major vendors and service providers to assess their year 2000 readiness. The Company cannot predict the adverse impact, if any, of Year 2000 Problems upon parties with whom it does business.

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

CERTAIN TAX MATTERS

     During 1998, the IRS conducted an examination of the 1995 U.S. Federal income tax return of Chandler Barbados. The IRS completed the examination in the third quarter of 1998, and there were no proposed adjustments to tax liabilities.

ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 when required. The
Company's management does not expect that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) interest rate changes;
(iii) competition and regulatory environment in which the Company operates;
(iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of NAICO to maintain favorable insurance company ratings; (ix) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of the Company's common stock.

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

     As of December 31,1999, substantially all of the investments of Chandler Barbados and NAICO were in fixed-maturity investments (rated Aa3 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                         Estimated
                                                              Hypothetical           fair value after
                                                                change in              hypothetical
                                      Fair value at           interest rate              change in
                                       December 31,         (bp=basis points)          interest rate
                                  ---------------------   ----------------------   ---------------------
                                     1998       1999      (Dollars in thousands)      1998      1999
                                  ---------- ----------                            ---------- ----------
Fixed-maturity investments (1)... $  97,074  $ 109,748    100 bp increase.......   $  93,731  $ 106,457
                                                          200 bp increase.......      90,581    103,340
                                                          100 bp decrease.......     100,627    113,228
                                                          200 bp decrease.......     104,406    116,910
---------------------------------

(1)   The fair value at December 31, 1998 excludes short-term investments with a fair value of $13.3 million as management does not feel that these investments are exposed to significant interest rate risk due to their maturity dates.  The Company did not hold any short-term investments at December 31, 1999.


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1999 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $6.4 million at that date.

     The Company is obligated for senior debentures that have a maturity date of July 16, 2014. The debentures have a fixed interest rate of 8.75% and are redeemable on or after July 16, 2009 without penalty or premium.

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


NAME              AGE    POSITION
----------------  ---    -------------------------------------------------------
W. Brent LaGere   54     Chairman of the Board, Chief Executive Officer,
                         President, Executive Committee Chairman,
                         Investment Committee Member and Director.

Mark T. Paden     43     Executive Vice President, Chief Financial Officer,
                         Executive Committee Member,
                         Investment Committee Member and Director.

Brenda B. Watson  59     Executive Vice President, Executive Committee Member
                         and Director.

Richard L. Evans  53     Vice President and Director.

Steven R. Butler  42     Vice President - Administration.

Mark C. Hart      44     Vice President - Accounting and Treasurer.

James M. Jacoby   65     Audit Committee Member, Option and Compensation
                         Committee Chairman and Director.

Paul A. Maestri   69     Executive Committee Member, Audit Committee Member,
                         Option and Compensation Committee Member and Director.

Robert L. Rice    65     Audit Committee Chairman, Executive Committee Member,
                         Investment Committee Member, Option and
                         Compensation Committee Member and Director.

Larry A. Davis    58     Director.

W. Scott Martin   49     Director.

   W. BRENT LAGERE has been Chairman of the Board of the Company since September 1983, Chief Executive Officer since March 1986 and President since May 1997. Since October 1988 he has served in officer and director capacities for various subsidiaries of the Company pursuant to an employment contract with Chandler USA. Since 1971 he has served in various capacities with L&W.

   MARK T. PADEN has served as Executive Vice President of the Company since May 1998, was Vice President - Finance of the Company from August 1987 through May 1998 and has been a director since May 1992. Since February 1987,
Mr. Paden has been an employee of L&W and/or Chandler USA.  In May 1998,
Mr. Paden was elected Executive Vice President and Chief Operating Officer for Chandler USA, NAICO and L&W. Mr. Paden has served as Chief Financial Officer of NAICO since January 1988 and of L&W since May 1987, and also served as Vice President - Finance of NAICO from January 1988 through May 1998 and of L&W from May 1987 through May 1998. Mr. Paden has also been a director of Chandler USA since July 1988, NAICO since November 1992 and L&W since
October 1992.

   BRENDA B. WATSON has been Executive Vice President of the Company since October 1988, was a Vice President of the Company for three years prior thereto, and has been a director of the Company since September 1985. Since October 1988, she has served in officer and director capacities for various subsidiaries of the Company pursuant to an employment contract with Chandler USA.

   RICHARD L. EVANS has been a director of the Company since September 1983.
He has been a Vice President of the Company since August 1986, and since May 1989, he has been an employee of Chandler USA. Mr. Evans has served L&W since 1979 in various capacities. Mr. Evans has also been a director of Chandler USA since May 1990.

   STEVEN R. BUTLER has served as Vice President-Administration of the Company since January 1987, and also serves as a director, the President and Treasurer of CIM Barbados. He is also a director and the Financial Director of CIM, and is a director and serves as President of Chandler Barbados. The Company began handling its own and Chandler Barbados' operations and administrative affairs through CIM and CIM Barbados, respectively, in 1990. From 1984 through 1989, Mr. Butler served as Financial Director of Insurance Management Services, Ltd. and, beginning in 1988, of its affiliate Insurance Risk Management Services, Ltd., which performed substantially all of the administrative management functions of the Company and Chandler Barbados, respectively, through March 1990.

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

   W. SCOTT MARTIN was appointed to serve as a director at the Company's November 10, 1999 board meeting, subject to his qualification and acceptance by the Cayman Islands Monetary Authority which was received on January 17, 2000. Mr. Martin has been President of the Tulsa Loan Production Office with First Bank & Trust Company in Wagoner, Oklahoma since 1994. Mr. Martin also serves as a director of First Bank & Trust in Wagoner, Oklahoma, First Bank of Chandler in Chandler, Oklahoma, First National Bank in Burkburnett, Texas and The Bank of Union in Union City, Oklahoma.

     The Company learned on November 9, 1999, that M.J. Moroun, Norman E. Harned and Ronald W. Lech had resigned as directors of the Company. Messrs. Moroun and Harned resigned effective November 2, 1999 and Mr. Lech resigned effective November 8, 1999. All three resignations were formally accepted by the Company's board of directors on November 10, 1999. Messrs. Moroun, Harned and Lech are current or former directors and officers of CenTra, Inc. At its November 10, 1999 meeting, the Company's board of directors voted to reduce its total membership from 11 to 9 and appointed W. Scott Martin to serve as a director, subject to his qualification and acceptance by the Cayman Islands Monetary Authority.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to the Company pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to the Company, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 1999.

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


                                                                  SUMMARY COMPENSATION TABLE
                                                                    ANNUAL COMPENSATION (1)
                                                --------------------------------------------------------------
                                                                                    OTHER ANNUAL   ALL OTHER
                                                             SALARY       BONUS     COMPENSATION COMPENSATION
NAME AND PRINCIPAL POSITION                       YEAR         ($)        ($)(2)       ($)(3)       ($)(4)
----------------------------------------------- --------  ------------  ----------  ------------ -------------
W. Brent LaGere                                   1999    $   404,228   $       -        N/A     $    38,349
   Chairman of the Board, CEO and President       1998        397,361           -        N/A          36,596
   of Chandler USA, NAICO and L&W                 1997        389,340           -        N/A          37,471

Mark T. Paden                                     1999        231,188           -        N/A           5,000
   Executive Vice President, COO & CFO            1998        209,300           -        N/A           4,900
   of Chandler USA, NAICO and L&W                 1997        178,637           -        N/A           4,975

Brenda B. Watson                                  1999        225,437     112,500        N/A           8,600
   Executive Vice President of NAICO              1998        221,607           -        N/A           8,100
   and L&W                                        1997        216,882           -        N/A           8,475

Richard L. Evans                                  1999        224,735           -        N/A           6,400
   Vice President - Claims of Chandler USA,       1998        218,190           -        N/A           6,200
   NAICO and L&W                                  1997        211,873           -        N/A           6,275

Steven R. Butler                                  1999        137,252      16,419        N/A               -
   President of CIM and CIM Barbados              1998        133,252      16,272        N/A               -
                                                  1997        127,514      12,850        N/A               -
------------------------------------------------

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

(4)  The amounts shown under this column represent contributions by the Company's U.S. subsidiaries to a 401(k) plan
     ($3,475 for each of the Named Executives in 1997 and $3,600 in 1998 and 1999), and the premiums paid or to be paid by the Company's U.S. subsidiaries under life insurance arrangements with the Named Executives.  A portion of the premiums
     ($24,300, $23,400 and $25,700 in 1997, 1998 and 1999, respectively) were paid under split dollar life insurance plans.
     Under these plans, the Company's U.S. subsidiaries pay the premiums for life insurance issued to the Named Executive.
     Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the
     Named Executive cancels and surrenders the policy.

OPTIONS EXERCISED AND HOLDINGS

     No options were granted to or exercised by the Named Executives during 1999 and there were no unexercised options held by the Named Executives as of December 31, 1999.

DIRECTOR COMPENSATION

     Messrs. Jacoby, Maestri, Rice, Davis and Martin -- the Company's outside directors -- receive an annual retainer of $6,000 and $1,000 for each meeting. These outside directors are compensated at the rate of $1,000 per day for time spent on board-related activities. During 1999, Messrs. Maestri, Jacoby and Davis received total director compensation from the Company and its subsidiaries of $30,750, $29,500 and $25,500, respectively, including
compensation for time spent in connection with certain litigation.   See
Note 11 to Consolidated Financial Statements.

     During the second quarter of 1998, the Company's directors approved the Directors' Stock Option and Stock Grant Plan (the "Directors' Plan"). The Directors' Plan provides that the non-employee directors of the Company, other than Norman Harned, Ronald Lech and M.J. Moroun, are eligible for grants of stock options and stock grants in accordance with the terms of the Directors' Plan. Messrs. Harned, Lech and Moroun resigned as directors of the Company during November 1999. Options and stock grants may not be granted under the plan for more than 260,000 shares of common stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the board of directors, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. The exercise price of the stock options shall generally be equal to the average closing price of common stock of the Company for the 30 calendar days preceding the date the options are granted. The option period begins on the effective date of the option grant and terminates on the tenth anniversary of that date.

     The aggregate number of shares of stock awarded to an eligible director as a stock grant shall total 20,000 shares of common stock of the Company.
The award shall be divided into two equal installments. The first installment of 10,000 shares shall automatically be awarded as of the first regular board meeting after an eligible director completes ten continuous years of service on the board. The second installment of 10,000 shares will automatically be awarded as of the first anniversary of the initial stock grant, regardless of whether the director is still a member of the board. During the second quarter of 1998, a total of 40,000 shares valued at $250,000 were awarded to two directors, and this amount is included in general and administrative expenses in the Company's consolidated statements of operations. During the third quarter of 1998, the Company issued 20,000 of the 40,000 shares to the two directors as required under the plan from the Company's stock held by subsidiary. During the second quarter of 1999, the Company issued the remaining 20,000 shares to the two directors from the Company's stock held by subsidiary. The difference between the average reacquisition cost of the shares issued and the share price at the date of the stock grant was credited to paid-in surplus.

     Each eligible director shall automatically be granted options to purchase 1,500 shares of common stock of the Company as of the first regular board meeting in each year the director serves on the board. Each eligible director shall also automatically be granted options to purchase 30,000 shares of common stock of the Company effective as of the first regular board meeting after the director completes ten continuous years of service on the board. During the second quarter of 1998, options for 66,000 shares were awarded with an exercise price of $5.92 per share, which resulted in approximately $22,000 of compensation expense which is included in general and administrative expenses in the Company's consolidated statements of operations. During the first quarter of 1999, options for 6,000 shares were awarded with an exercise price of $8.06 per share. As the exercise price of the options exceeded the market value at the date of grant, the Company did not recognize any compensation expense for the options issued in 1999. As of December 31, 1999, options for 72,000 shares were outstanding. The options require shareholder approval prior to being exercised.

EMPLOYMENT AGREEMENTS

     Chandler USA has an employment agreement with W. Brent LaGere, Chairman of the Board and Chief Executive Officer of the Company and its subsidiaries. Under this agreement, Mr. LaGere's base compensation is established at not less than $250,000 per year. In the event that Mr. LaGere is terminated without cause, as defined in the agreement, he is entitled to receive his base compensation for the remainder of the term of the agreement, but in no event for more than 60 months. The agreement will terminate upon Mr. LaGere attaining age 70, unless earlier terminated by Chandler USA for cause. In addition to his base compensation, Mr. LaGere is eligible to receive certain benefits and to participate in certain incentive bonus plans offered by Chandler USA and its subsidiaries.

     Chandler USA has an employment agreement with Brenda B. Watson, a director and executive officer of the Company and L&W, and an executive officer of NAICO. Under this agreement, Ms. Watson's base compensation is established at not less than $125,000 per year. The agreement terminates on December 31, 2003, unless earlier terminated by Chandler USA for cause, as defined in the agreement. In the event that Ms. Watson is terminated without cause, she is entitled to receive her base compensation through the termination date. In addition to her base compensation, Ms. Watson is eligible to receive certain benefits and to participate in certain incentive bonus plans offered by Chandler USA and its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the directors and executive officers of the Company and provides information on their ownership of the Company's common shares at February 29, 2000:

                                                              BENEFICIAL OWNERSHIP
                                                     ---------------------------------------
NAME OF DIRECTOR OF EXECUTIVE OFFICER                 NUMBER OF SHARES (1)     PERCENT (2)
---------------------------------------------------- ----------------------  ---------------
W. Brent LaGere.....................................            476,965 (3)            10.8%
Brenda B. Watson....................................             53,566                 1.2%
Richard L. Evans....................................             59,522                 1.3%
Paul A. Maestri.....................................             20,000 (4)               *
James M. Jacoby.....................................                  - (5)               -
Robert L. Rice......................................             20,000 (4)               *
Mark T. Paden.......................................             28,810                   *
Larry A. Davis......................................                  - (5)               -
Mark C. Hart........................................              2,515                   *
W. Scott Martin.....................................             31,500                   *
Steven R. Butler....................................              3,200                   *
All directors and officers as a group (11 persons)              696,078                15.7%
----------------------------------------------------
*    Less than 1%

(1)  Except as otherwise indicated, each person has the sole power to vote and dispose of all shares, and the sole power to exercise any options listed opposite his or her name.

(2)  These percentages are computed based on 4,428,033 shares of common stock outstanding including 1,142,625 common shares rescinded through litigation.  Elsewhere in this
     Form 10-K, references to the number or percentage of the Company's common shares that a person owns do not reflect common shares issuable under outstanding options, if any.

(3)  Includes (i) 348,390 common shares owned by the W. Brent LaGere Irrevocable Trust and
     (ii) 45,000 common shares owned by W&L Holding Corp. ("W&L Holding"), a corporation 49%
     of which is owned by the W. Brent LaGere Irrevocable Trust.  Mr. LaGere disclaims beneficial ownership of the shares held by W&L Holding and the trust.  The power to vote and dispose of the shares held by W&L Holding is shared with Benjamin T. Walkingstick, who also owns 49% of W&L Holding.  The business address of Mr. LaGere is 1010 Manvel
     Avenue, Chandler, Oklahoma, 74834.

(4)  These totals do not include 33,000 common shares issuable under outstanding options the exercisability of which is subject to approval by the Company's shareholders.

(5)  These totals do not include 3,000 shares issuable under outstanding options the exercisability of which is subject to approval by the Company's shareholders.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by the Company to own beneficially more than 5% of the Company's common shares as of February 29, 2000. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.

                                                               BENEFICIAL OWNERSHIP
                                                     ----------------------------------------
NAME OF SHAREHOLDER                                   NUMBER OF SHARES (1)     PERCENT (2)
---------------------------------------------------- ---------------------  -----------------
CenTra Group (CenTra, Ammex, and
   Messrs. M.J. Moroun, Lech and Harned, Agnes A.
   Moroun and Matthew T. Moroun)
   12225 Stephens Road, Warren, Michigan 48089.......      1,144,700  (3)              25.9%
Benjamin T. Walkingstick
   1001 Manvel Avenue, Chandler, Oklahoma 74834......        400,029  (4)               9.0%
Marvel List, Trustee of the W. Brent LaGere
   Irrevocable Trust
   420 Bennett Boulevard, Chandler, Oklahoma 74834...        398,077                    9.0%

-----------------------------------------------------

(1)   Except as otherwise indicated, each person or group has the sole power to vote and dispose of all shares and the sole power to exercise any options listed opposite his or her name.

(2)   These percentages are computed based on 4,428,033 shares of common stock outstanding including 1,142,625 common shares rescinded through litigation.

(3)   The CenTra Group has filed a Schedule 13D with the Securities and Exchange Commission reporting collective beneficial ownership of 49.2% of the Company's common shares as of
      July 1992.  This percentage included certain common shares the CenTra Group contracted to acquire subject to regulatory approval and was calculated based on total outstanding shares of 7,509,058.  The beneficial ownership set forth above includes:  (i) 842,625 common shares owned by CenTra; (ii) 275,000 common shares owned by Ammex, Inc. ("Ammex");
      (iii) 25,000 common shares owned by DuraRock Underwriters, Ltd. ("DuraRock"), which is owned by Matthew T. Moroun, M.J. Moroun's son; (iv) 250 common shares held by Mr. Harned;
      (v) 200 common shares held by Mr. Lech; and (vi) 1,625 common shares owned by Agnes A.
      Moroun, M.J. Moroun's sister.

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

      The business address of CenTra and Messrs. Moroun and Harned is 12225 Stephens Road,
      Warren, Michigan  48089.  The business address of Mr. Lech is 5301 Lauren Court,
      Bloomfield Hills, Michigan  48302-2941.

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

     As to the beneficial ownership of its common shares, the Company has assumed that beneficial ownership (voting and investment power) is shared among CenTra, Can-Am Investments, Ltd. ("Can-Am"), Ammex, and Messrs. M.J. Moroun, Harned, Lech, Agnes A. Moroun and Matthew T. Moroun. CenTra, Can-Am, Ammex and M.J. Moroun have filed a Schedule 13D acknowledging that they compose a group formed to affect the management practices and policies of the Company. M.J. Moroun has represented that he is the controlling shareholder, Chairman and President of CenTra and Ammex. Mr. Lech was, until June 2, 1995, a director and executive officer of CenTra and continues to receive regular periodic payments from CenTra. Mr. Harned is an executive officer of CenTra. Messrs. Harned and Lech are executive officers and directors of Can-Am. Correspondence provided to the Company and an amendment to the Schedule 13D described above indicate that M.J. Moroun is the owner of all of the outstanding voting stock of Can-Am. The Company includes the ownership of Messrs. Harned, Lech, Agnes
A. Moroun and Matthew T. Moroun in the beneficial ownership of the CenTra Group because of their present or former employment and other relationships with CenTra and M.J. Moroun and their involvement in CenTra's attempts to take control of the Company. Each member of the group disclaims beneficial ownership or control of the common shares held by any other group member.
They presumably would disclaim shared beneficial ownership with either Messrs. Harned or Lech.

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

     During December 1999, the Company acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to CenTra and its affiliates pursuant to a divestiture plan proposed by NAICO and approved by the Nebraska Court. All shares were canceled upon their return to the Company. The Nebraska Court had ordered CenTra to divest all shares of Chandler owned or controlled by it or its affiliates. An additional share block owned by CenTra and affiliates consists of 1,142,625 shares which will be divested following a ruling on CenTra's appeal of a judgment entered by an Oklahoma Federal Court in April 1997. That judgment requires CenTra to transfer the shares to the Company in exchange for payment of $6,882,500. Following the conclusion of the appeal, the Nebraska Court will determine the method of divestiture of these shares. The appellate court heard oral arguments on November 15, 1999. The Company cannot predict when the appellate court will rule on the appeal. See
Note 11 to Consolidated Financial Statements.

     During December 1999, CIM transferred the 524,475 shares of the Company's common stock that it owned to the Company. The shares were canceled by the Company.

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

     In response to the threats posed by CenTra and its affiliates, the Company and its subsidiaries vigorously asserted defenses and counterclaims where appropriate in the litigation and successfully opposed the Form A application of CenTra and its affiliates in the administrative hearings before the Nebraska Department of Insurance (the "Department"). The Form A application sought the Department's approval of M.J. Moroun's share purchases and attempted assertion of control. The ruling of the Department and a state district court were affirmed by the Nebraska Supreme Court on December 1, 1995. By resolution dated August 19, 1992, the Company has restricted the voting of common shares held by CenTra and its affiliates. A U.S. District Court Judge for the Nebraska Court ordered the divestiture of all CenTra shares and CenTra delivered the shares to the registry of the Court. The Nebraska Court adopted a divestiture plan proposed by NAICO ("NAICO Plan"). The NAICO Plan includes a proposal whereby the Company would acquire and cancel the shares of Chandler Stock owned or acquired by the CenTra Group. The NAICO plan has been partially implemented resulting in the Company acquiring 1,989,200 shares of its own stock in exchange for payment of $15,204,758. 1,142,625 shares remain with the Nebraska Court subject to divestiture following the conclusion of an appeal of a judgment regarding those shares in another court. See Note 11 to Consolidated Financial Statements.

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

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. LaGere, Evans and Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintains these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 1997, 1998 and 1999, Chandler USA incurred approximately $159,000, $217,000 and $202,000, respectively, in expenses associated with its use of this property, including $9,000, $7,000 and $8,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 1997, 1998 and 1999, respectively.

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

     On September 18, 1997, Mr. Walkingstick and L&W entered into an agreement providing that Mr. Walkingstick will produce insurance business only through L&W as an independent contractor (the "Insurance Agreement"). Mr. Walkingstick will receive one-half of all commissions upon any business he produces which was not previously written by L&W and is liable for payment of all premiums due upon such business. The Insurance Agreement may be terminated by either party at any time upon thirty days written notice. Upon termination, the insurance policy expirations or renewal rights (ownership) of the insurance business produced by Mr. Walkingstick shall remain the property of L&W. Mr. Walkingstick is required to maintain his own support staff. Commissions paid to Mr. Walkingstick under this arrangement were $10,832, $10,603 and $12,979 during 1997, 1998 and 1999, respectively.

     During 1997, L&W acquired 494,617 shares of the Company's common stock from two former agents of NAICO and L&W as payment for debts owed to L&W and NAICO. L&W transferred those shares during 1997 to CIM. During 1999, these shares were transferred to the Company and were canceled.

     Chandler USA and its subsidiaries paid $66,130, $142,694 and $248,188 in 1997, 1998 and 1999, respectively, for services rendered by Gardere & Wynne, L.L.P. David G. McLane, a partner of Gardere & Wynne, L.L.P., served as Secretary of NAICO during 1997 and 1998, and as Assistant Secretary during 1999. Approximately $35,323 and $227,545 of the 1998 and 1999 amounts related to the issuance of debentures by Chandler USA during 1999.

     NAICO and Chandler Barbados engage in various reinsurance arrangements from time to time. The current financial effect of those arrangements is described in Notes 12 and 13 to the Consolidated Financial Statements. Chandler USA anticipates that NAICO and Chandler Barbados will in the future continue to engage in similar reinsurance arrangements.

     ADVANCEMENT OF LITIGATION EXPENSES. In the CenTra litigation, certain officers of the Company and the Company's directors other than Messrs. M.J. Moroun, Harned, Lech and Maestri were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses totaling approximately $2.3 million as of December 31, 1999. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. In addition, certain expenses may be recovered from the Company's directors and officers liability insurer. As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from its directors and officers liability insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Federal Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the Company's directors and officers liability insurer. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors. Except for the recovery of a portion of the litigation costs from the Company's directors and officers liability insurer, no provision has been made in the accompanying consolidated financial statements related to the advancement of litigation expenses to certain defendants. The special litigation committee's of the Company and Chandler USA were delegated the authority of the board's of directors to deal with all issues arising from the Oklahoma litigation including the issue of officer and director indemnification.

     The Company believes that all transactions, including loans, with directors, officers, or shareholders of the Company are and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, together with the related notes thereto and the report of Deloitte & Touche, independent auditors on such financial statements as of December 31, 1999 and for the three years then ended are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

           4.1  Specimen Certificate for common shares of the Company. (4)

          10.1 Non-Qualified Stock Option Plan, as amended, adopted at the Shareholder's Annual Meeting on January 19, 1987. (3)

          10.2  Form of Non-Qualified Stock Option Agreement. (1)
          10.3  Agreement for Placement of Insurance Business. (5)

          10.4  Directors' Stock Option and Stock Grant Plan. (6)

          21.1  Subsidiaries of the registrant.

          23.1  Deloitte & Touche consent.

          27.1  Financial Data Schedule (EDGAR version only)
----------------------------

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

  (b)  Reports on Form 8-K.

     The Company filed two current reports on Form 8-K dated December 10, 1999 and December 17, 1999 responding to Item 5 of Form 8-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              CHANDLER INSURANCE COMPANY, LTD.

Date: March 20, 2000          By:/s/ W. Brent LaGere
                              -------------------------------------------------
                                              W. Brent LaGere
                                      Chairman of the Board, President
                                        and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Date: March 20, 2000          /s/ W. Brent LaGere
                              -------------------------------------------------
                              W. Brent LaGere, Chairman of the Board,
                              Chief Executive Officer,
                              President and Director (Principal Executive
                              Officer)

Date: March 20, 2000          /s/ Mark T. Paden
                              -------------------------------------------------
                              Mark T. Paden, Executive Vice President,
                              Chief Financial Officer
                              and Director (Principal Financial Officer)

Date: March 20, 2000          /s/ Mark C. Hart
                              -------------------------------------------------
                              Mark C. Hart, Vice President - Accounting and
                              Treasurer
                              (Principal Accounting Officer)

Date: March 20, 2000          /s/ Brenda B. Watson
                              -------------------------------------------------
                              Brenda B. Watson, Executive Vice President and
                              Director


Date: March 20, 2000          /s/ Richard L. Evans
                              -------------------------------------------------
                              Richard L. Evans, Vice President and Director


Date: March 20, 2000          /s/ James M. Jacoby
                              -------------------------------------------------
                              James M. Jacoby, Director


Date: March 20, 2000          /s/ Robert L. Rice
                              -------------------------------------------------
                              Robert L. Rice, Director

Date: March 20, 2000           /s/ Paul A. Maestri
                               ------------------------------------------------
                               Paul A. Maestri, Director


Date: March 20, 2000           /s/ Larry A. Davis
                               ------------------------------------------------
                               Larry A. Davis, Director


Date: March 20, 2000           /s/ W. Scott Martin
                               ------------------------------------------------
                               W. Scott Martin, Director

                        CHANDLER INSURANCE COMPANY, LTD.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      PAGES
                                                                                ------------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 1998 and 1999...................        F-2

Consolidated Statements of Operations for the years ended
   December 31, 1997, 1998 and 1999............................................        F-3

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 1997, 1998 and 1999............................................        F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1998 and 1999............................................        F-5

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1997, 1998 and 1999............................................        F-6

Notes to Consolidated Financial Statements.....................................  F-7 through F-27

Independent Auditors' Report on Consolidated Financial Statements
   and Financial Statement Schedules...........................................        F-28

SCHEDULES

  I   Summary of Investments - Other Than Investments in Related Parties.......        F-29

  II  Condensed Financial Information of Registrant............................  F-30 through F-32

  III Supplementary Insurance Information......................................        F-33

  IV  Reinsurance..............................................................        F-34

  V   Valuation and Qualifying Accounts........................................        F-35

  VI  Supplemental Information (for property-casualty insurance underwriters)..        F-36


                         CHANDLER INSURANCE COMPANY, LTD.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                     DECEMBER 31,
                                                                               ------------------------
                                                                                  1998          1999
                                                                               ----------    ----------
ASSETS
Investments
   Fixed maturities available for sale, at fair value......................... $ 109,055     $ 108,709
   Fixed maturities held to maturity, at amortized cost (fair value
      $1,332 and $1,039 in 1998 and 1999, respectively).......................     1,183           984
   Equity securities available for sale, at fair value........................       191           306
                                                                               ----------    ----------
      Total investments.......................................................   110,429       109,999
Cash and cash equivalents.....................................................    10,383         8,456
Premiums receivable, less allowance for non-collection
   of $200 and $263 at 1998 and 1999, respectively............................    28,479        47,721
Reinsurance recoverable on paid losses, less allowance for
   non-collection of $275 at 1998 and 1999....................................     2,760         3,281
Reinsurance recoverable on unpaid losses, less allowance for
   non-collection of $330 and $302 at 1998 and 1999, respectively.............    28,970        37,539
Prepaid reinsurance premiums..................................................    22,448        19,960
Deferred policy acquisition costs.............................................     2,381         6,488
Property and equipment, net...................................................     8,124        10,765
Licenses, net.................................................................     4,194         4,044
Excess of cost over net assets acquired, net..................................     4,604         3,955
Other assets..................................................................    13,253        16,912
                                                                               ----------    ----------
Total assets.................................................................. $ 236,025     $ 269,120
                                                                               ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses................................. $  80,909     $  98,460
   Unearned premiums..........................................................    50,647        67,769
   Policyholder deposits......................................................     4,936         5,135
   Notes payable..............................................................     9,410             -
   Accrued taxes and other payables...........................................     3,869         6,796
   Premiums payable...........................................................    10,961         7,312
   Litigation liabilities.....................................................    13,228         8,905
   Debentures.................................................................         -        24,000
                                                                               ----------    ----------
      Total liabilities.......................................................   173,960       218,377
                                                                               ----------    ----------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares authorized, 6,941,708 and
      4,428,033 shares issued and outstanding in 1998 and 1999, respectively..    11,593         7,395
   Paid-in surplus............................................................    34,983        21,380
   Common stock to be issued (20,000 shares in 1998)..........................       125             -
   Capital redemption reserve.................................................       947           947
   Retained earnings..........................................................    28,328        30,479
   Less: Stock held by subsidiary, at cost (544,475 shares in 1998)...........    (2,905)            -
   Less: Stock rescinded through litigation (1,660,125 and 1,142,625 shares
      in 1998 and 1999, respectively).........................................   (11,799)       (6,883)
   Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on investments available for sale,
         net of deferred income taxes.........................................       793        (2,575)
                                                                               ----------    ----------
      Total shareholders' equity..............................................    62,065        50,743
                                                                               ----------    ----------
Total liabilities and shareholders' equity.................................... $ 236,025     $ 269,120
                                                                               ==========    ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CHANDLER INSURANCE COMPANY, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in thousands except per share data)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  1997          1998         1999
                                                                               ----------    ----------   ----------
Premiums and other revenues
   Direct premiums written and assumed........................................ $ 123,088     $ 134,329    $ 169,635
   Reinsurance premiums ceded.................................................   (26,222)      (68,793)     (41,698)
                                                                               ----------    ----------   ----------
      Net premiums written and assumed........................................    96,866        65,536      127,937
   Decrease (increase) in unearned premiums...................................    (2,187)        4,528      (19,610)
                                                                               ----------    ----------   ----------
      Net premiums earned.....................................................    94,679        70,064      108,327

Interest income, net..........................................................     7,253         6,467        5,594
Realized investment gains, net................................................       764         1,163           55
Fee for rescinded reinsurance treaties........................................         -             -       10,000
Commissions, fees and other income............................................     2,528         1,952        1,730
                                                                               ----------    ----------   ----------
      Total premiums and other revenues.......................................   105,224        79,646      125,706
                                                                               ----------    ----------   ----------
Operating costs and expenses
   Losses and loss adjustment expenses........................................    57,512        47,879       79,816
   Policy acquisition costs...................................................    28,145        17,033       28,681
   General and administrative expenses........................................    13,116        12,710       12,029
   Interest expenses..........................................................       463           936        1,531
   Litigation expenses, net...................................................     4,772        (2,707)       1,133
                                                                               ----------    ----------   ----------
      Total operating costs and expenses......................................   104,008        75,851      123,190
                                                                               ----------    ----------   ----------
Income before income taxes....................................................     1,216         3,795        2,516
Federal income tax provision
   of consolidated U.S. subsidiaries..........................................    (2,281)         (353)        (365)
                                                                               ----------    ----------   ----------
   Net income (loss).......................................................... $  (1,065)    $   3,442    $   2,151
                                                                               ==========    ==========   ==========
Basic earnings (loss) per common share........................................ $   (0.16)    $    0.54    $    0.34
Diluted earnings (loss) per common share...................................... $   (0.16)    $    0.53    $    0.34

Basic weighted average common shares outstanding..............................     6,687         6,429        6,330
Diluted weighted average common shares outstanding............................     6,687         6,438        6,347

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CHANDLER INSURANCE COMPANY, LTD.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1997         1998         1999
                                                                           ----------   ----------   ----------

Net income (loss)......................................................... $  (1,065)   $   3,442    $   2,151
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), before income tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period.............     2,369        1,905       (4,568)
      Less: Reclassification adjustment for gains included in
         net income (loss)................................................      (764)      (1,163)         (55)
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), before income tax......................     1,605          742       (4,623)
Income tax benefit (provision) related to items of other
   comprehensive income (loss)............................................      (466)        (202)       1,255
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), net of income tax......................     1,139          540       (3,368)
                                                                           ----------   ----------   ----------
Comprehensive income (loss)............................................... $      74    $   3,982     $ (1,217)

                                                                           ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CHANDLER INSURANCE COMPANY, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1997         1998        1999
                                                                           ----------   ----------   ----------
OPERATING ACTIVITIES
   Net income (loss)...................................................... $  (1,065)   $   3,442    $   2,151
   Add (deduct):
      Adjustments to reconcile net income to cash provided by
         (applied to) operating activities:
         Realized investment gains, net...................................      (764)      (1,163)         (55)
         Net (gains) losses on sale of equipment..........................         3         (146)          69
         Amortization and depreciation....................................     2,214        2,458        2,361
         Provision for non-collection of premiums.........................        52          152          210
         Provision for non-collection of reinsurance recoverables.........       527           50            -
         Earned compensation - non-employee director stock option
            and stock-grant plan..........................................         -          272            -
      Net change in non-cash balances relating to operating activities:
         Premiums receivable..............................................    (1,794)        (552)     (19,452)
         Reinsurance recoverable on paid losses...........................       596         (160)        (671)
         Reinsurance recoverable on unpaid losses.........................     3,169      (17,676)      (8,419)
         Prepaid reinsurance premiums.....................................    (4,192)     (12,786)       2,488
         Deferred policy acquisition costs................................      (319)       2,931       (4,107)
         Other assets.....................................................    (2,456)        (562)        (767)
         Unpaid losses and loss adjustment expenses.......................    (4,710)       5,980       17,551
         Unearned premiums................................................     6,379        8,259       17,122
         Policyholder deposits............................................       814          106          199
         Accrued taxes and other payables.................................    (1,437)      (2,471)       2,927
         Premiums payable.................................................     2,106        6,407       (3,649)
         Litigation liabilities...........................................     4,819       (3,390)         776
                                                                           ----------   ----------   ----------
      Cash provided by (applied to) operating activities..................     3,942       (8,849)       8,734
                                                                           ----------   ----------   ----------
INVESTING ACTIVITIES
   Fixed maturities available for sale:
      Purchases...........................................................   (35,001)     (71,195)     (30,931)
      Sales...............................................................    22,232       47,957        4,159
      Maturities..........................................................    12,541       27,413       21,948
   Fixed maturities held to maturity:
      Maturities..........................................................       380          100          265
   Equity securities available for sale:
      Maturities..........................................................     2,459            -            -
   Cost of property and equipment purchased...............................      (893)      (3,470)      (3,920)
   Proceeds from sale of property and equipment...........................        45          337          121
                                                                           ----------   ----------   ----------
         Cash provided by (applied to) investing activities...............     1,763        1,142       (8,358)
                                                                           ----------   ----------   ----------

FINANCING ACTIVITIES
   Cost of common stock purchased by subsidiary...........................         -         (524)           -
   Payments to acquire stock under divestiture plan.......................         -            -      (15,204)
   Proceeds from notes payable & debentures...............................         -        8,548       24,000
   Payments on notes payable..............................................    (1,595)      (1,933)      (9,410)
   Debt issue costs.......................................................         -            -       (1,689)
                                                                           ----------   ----------   ----------
      Cash provided by (applied to) financing activities..................    (1,595)       6,091       (2,303)
                                                                           ----------   ----------   ----------
   Increase (decrease) in cash and cash equivalents during the period.....     4,110       (1,616)      (1,927)
   Cash and cash equivalents at beginning of period.......................     7,889       11,999       10,383
                                                                           ----------   ----------   ----------
   Cash and cash equivalents at end of period............................. $  11,999    $  10,383    $   8,456
                                                                           ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CHANDLER INSURANCE COMPANY, LTD.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands except share amounts)


                                                                                              Stock     Accumulated
                                                   Common     Capital              Stock    rescinded      other        Total
                               Common  Paid-in   stock to be redemption Retained  held by    through   comprehensive shareholders'
                                stock  surplus     issued     reserve   earnings subsidiary litigation income (loss)    equity
                              -------- -------- ------------ ---------- -------- ---------- ---------- ------------- -------------
Balance, January 1, 1997..... $11,593  $34,942  $         -  $     947  $25,951  $       -  $       -  $       (886) $    72,547

Net loss.....................       -        -            -          -   (1,065)         -          -             -       (1,065)

Stock acquired by subsidiary
  at cost (494,617 shares)...       -        -            -          -        -     (2,487)         -             -       (2,487)

Stock rescinded through liti-
  gation (1,660,125 shares)..       -        -            -          -        -          -    (11,799)            -      (11,799)

Change in unrealized gain on
  investments available for
  sale, net of income tax....       -        -            -          -        -          -          -         1,139        1,139
                              -------- -------- ------------ ---------- -------- ---------- ---------- ------------- ------------

Balance, December 31, 1997...  11,593   34,942            -        947   24,886     (2,487)   (11,799)          253       58,335

Net income...................       -        -            -          -    3,442          -          -             -        3,442

Stock acquired by subsidiary
  at cost (69,858 shares)....       -        -            -          -        -       (524)         -             -         (524)

Stock issued or to be issued for
  non-employee director stock
  option and stock grant
  plan (40,000 shares).......       -       41          125          -        -        106          -             -          272

Change in unrealized gain on
  investments available for
  sale, net of income tax....       -        -            -          -        -          -          -           540          540
                              -------- -------- ------------ ---------- -------- ---------- ---------- ------------- ------------

Balance, December 31, 1998...  11,593   34,983          125        947   28,328     (2,905)   (11,799)          793       62,065

Net income...................       -        -            -          -    2,151          -          -             -        2,151

Stock issued for non-employee
  director stock grant plan
  (20,000 shares)............       -       18         (125)         -        -        107          -             -            -

Stock acquired from subsidiary
  and retired (524,475
  shares)....................    (876)  (1,922)           -          -        -      2,798          -             -            -

Stock acquired pursuant to
  divestiture order and
  retired....................  (3,322) (11,699)           -          -        -          -       4,916            -      (10,105)

Change in unrealized loss on
  investments available for
  sale, net of income tax....       -        -            -          -        -          -           -       (3,368)      (3,368)

                              -------- -------- ------------ ---------- -------- ---------- ---------- ------------- ------------
Balance, December 31, 1999... $ 7,395  $21,380  $         -  $     947  $30,479  $       -  $  (6,883) $     (2,575) $    50,743
                              ======== ======== ============ ========== ======== ========== ========== ============= ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        PAGE F-7
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1998 AND 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  (A)  BASIS OF PRESENTATION

          Chandler Insurance Company, Ltd. ("Chandler" or the "Company") is an insurance company organized and domiciled in the Cayman Islands. Operating revenues, expenses and identifiable assets are primarily from operations outside the Cayman Islands. The Company's wholly owned subsidiaries are engaged in various property and casualty insurance and reinsurance operations. The insurance products offered by the Company through its subsidiary, National American Insurance Company, include property and casualty insurance coverage primarily for businesses in various industries, political subdivisions, surety bonds for small contractors and group accident and health insurance in the United States of America ("U.S."). A substantial part of the business is conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S. One of the Company's subsidiaries, Chandler Insurance (Barbados), Ltd., principally reinsures risks underwritten by National American Insurance Company. In addition, one of the Company's subsidiaries, LaGere and Walkingstick Insurance Agency, Inc., operates as an independent insurance agency based in Chandler, Oklahoma, and represents various insurance companies that provide a variety of property and casualty, life and accident and health coverages, and acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises.

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

  (B)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. The following represents the significant subsidiaries:

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

  (D)  REVENUE RECOGNITION

          Premiums are generally recognized as earned on a pro rata basis over the policy period, which is in proportion to the insurance protection provided. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. Amounts recorded for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of the insurance protection provided. Commission revenues are generally recognized when coverage is effective and premiums are billed.

  (E)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

          Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported based on data available at this time. The methods of determining such estimates and establishing resulting reserves are periodically reviewed and updated, and adjustments therefrom are necessary to maintain an adequate reserve for unpaid losses and loss adjustment expenses. As more fully explained in Note 3, such estimates are management's best estimates of the expected values. The actual results may vary from these values because the evaluation of losses is inherently subjective and susceptible to significant changing factors.

  (F)  EARNINGS PER COMMON SHARE

          Basic earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,660,125 common shares which were rescinded through litigation during 1997 but were outstanding at December 31, 1997 and 1998 (1,142,625 were outstanding at December 31,
     1999), and exclude 494,617 and 544,475 shares held by a subsidiary of the Company at December 31, 1997 and 1998, respectively. The numerator for basic and diluted earnings per share is equal to the net income (loss) for the respective period.

          The following table sets forth the computation of the denominator for basic and diluted earnings per share:

                                                             YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                           1997       1998       1999
                                                        ---------- ---------- ----------
                                                                 (In thousands)
     Denominator for basic earnings (loss) per
        common share - weighted average shares.........     6,687      6,429      6,330
     Effect of dilutive securities-
        non-employee director stock options............         -          9         17
                                                        ---------- ---------- ----------
     Denominator for dilutive earnings (loss) per
        common share - adjusted weighted average
        shares and assumed conversions.................     6,687      6,438      6,347
                                                        ========== ========== ==========

  (G)  DEFERRED POLICY ACQUISITION COSTS

          Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses. The Company considers anticipated interest income in determining if a premium deficiency exists. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO expensed $1.2 million, $242,000 and $324,000 during 1997, 1998 and 1999, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $3.6 million, $2.3 million and $1.9 million in 1997, 1998 and 1999, respectively.

  (H)  PROPERTY AND EQUIPMENT

          Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                          1998       1999
                                                       ---------- ----------
                                                           (In thousands)
               Real estate and improvements............ $  5,765  $   8,157
               Other property and equipment............   10,257     11,353
                                                        --------- ----------
                                                          16,022     19,510
               Accumulated depreciation................   (7,898)    (8,745)
                                                        --------- ----------
                                                        $  8,124  $  10,765
                                                        ========= ==========

          Depreciation expense was approximately $872,000, $1,062,000 and $1,090,000 for 1997, 1998 and 1999, respectively.

  (I)  INTANGIBLE ASSETS

          The cost of insurance licenses acquired is amortized over 40 years using the straight-line method. The excess of cost over net assets acquired is amortized by the straight-line method over 15-17 years. Intangible assets included the following at December 31:

                                                          1998       1999
                                                       ---------- ----------
                                                           (In thousands)

           Licenses................................... $   5,991  $   5,991
           Excess of cost over net assets acquired....    10,748     10,748
                                                       ---------- ----------
                                                          16,739     16,739
           Accumulated amortization...................    (7,941)    (8,740)
                                                       ---------- ----------
                                                       $   8,798  $   7,999
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

  (K)  INVESTMENTS

          At the time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a component of other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

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

                                                                       PAGE F-10
  (N)  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                     1997       1998       1999
                                                  ---------- ---------- ----------
                                                           (In thousands)
     Cash payments during the year for:
        Interest................................. $     818  $   1,307  $     549
        Income taxes.............................     1,855        170        857


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

          During 1997, L&W acquired 494,617 shares of the Company's common stock from two former agents of NAICO and L&W as payment for debts owed to NAICO and L&W. L&W transferred those shares during 1997 to Chandler Insurance Management, Ltd. ("CIM"), a wholly owned subsidiary of the Company who, in turn assumed debt of L&W to Chandler Barbados in the amount of approximately $2.5 million, the fair value of the shares.

          As a result of a jury verdict in April 1997, the Company recorded the rescission of certain common stock of the Company that it sold in 1990 in return for a future payment of $5,099,133. The rescission was recorded as a decrease to shareholders' equity in the amount of approximately $4,916,000 with the remaining amount included in litigation expense. In December 1999, the Company paid the $5,099,133 in exchange for the stock which was then canceled. In the fourth quarter of 1997, the Company recorded the rescission of certain additional common stock of the Company pursuant to an order issued on March 10, 1998 in the amount of $6,882,500. This amount is included in "Litigation liabilities" on the Company's consolidated balance sheets. See Note 11 for additional information.

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

  (P)  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 when required. Management of the Company does not expect that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

                                                                       PAGE F-11
NOTE 2. INVESTMENTS AND INTEREST INCOME

     Net interest income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       1997       1998       1999
                                                    ---------- ---------- ----------
                                                             (In thousands)
Interest on fixed-maturity investments............. $   6,967 $    6,236  $   5,908
Interest on cash equivalents.......................       677        953        907
Investment expenses................................      (391)      (722)    (1,221)
                                                    ---------- ---------- ----------
   Interest income, net............................     7,253      6,467      5,594
                                                    ---------- ---------- ----------
Realized gains - fixed-maturity investments, net...       508      1,163         55
Realized gains - equities, net.....................       256          -          -
                                                    ---------- ---------- ----------
   Realized investment gains, net..................       764      1,163         55
                                                    ---------- ---------- ----------
                                                    $   8,017  $   7,630  $   5,649
                                                    ========== ========== ==========

     Investment expenses include $72,000, $399,000 and $851,000 for the years ended December 31, 1997, 1998 and 1999, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                        GROSS     GROSS
                                                     UNREALIZED UNREALIZED   FAIR      CARRYING
DECEMBER 31, 1998                            COST       GAINS     LOSSES     VALUE       VALUE
----------------------------------------- ---------- ---------- ---------- ---------- ----------
                                                              (In thousands)
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $  55,018  $     273  $     (67) $  55,224  $  55,224
Debt securities issued by
   foreign governments...................     1,510          9          -      1,519      1,519
Obligations of states and political
   subdivisions..........................    12,178        318          -     12,496     12,496
Corporate obligations....................    31,333        348        (58)    31,623     31,623
Public utilities.........................     7,321        141        (18)     7,444      7,444
Mortgage-backed securities...............       725         24          -        749        749
                                          ---------- ---------- ---------- ---------- ----------
                                          $ 108,085  $   1,113  $    (143) $ 109,055  $ 109,055
                                          ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $   1,183  $     149  $       -  $   1,332  $   1,183
                                          ========== ========== ========== ========== ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................... $       -  $     191  $       -  $     191  $     191
                                          ========== ========== ========== ========== ==========

                                                        GROSS     GROSS
                                                     UNREALIZED UNREALIZED   FAIR      CARRYING
DECEMBER 31, 1999                            COST       GAINS     LOSSES     VALUE       VALUE
----------------------------------------- ---------- ---------- ---------- ---------- ----------
                                                              (In thousands)
FIXED MATURITIES AVIALABLE FOR SALE:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $  55,818  $       7  $  (1,681) $  54,144  $  54,144
Debt securities issued by
   foreign governments...................     1,503          -         (5)     1,498      1,498
Obligations of states and political
   subdivisions..........................    10,188          -       (274)     9,914      9,914
Corporate obligations....................    37,063          -     (1,342)    35,721     35,721
Public utilities.........................     7,280          -       (482)     6,798      6,798
Mortgage-backed securities...............       624         12         (2)       634        634
                                          ---------- ---------- ---------- ---------- ----------
                                          $ 112,476  $      19  $  (3,786) $ 108,709  $ 108,709
                                          ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $     984  $      55  $       -  $   1,039  $     984
                                          ========== ========== ========== ========== ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................... $       -  $     306  $       -  $     306  $     306
                                          ========== ========== ========== ========== ==========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 1999 are shown below:

                                              AVAILABLE FOR SALE    HELD TO MATURITY
                                            --------------------- ---------------------
                                             AMORTIZED             AMORTIZED
                                               COST    FAIR VALUE    COST    FAIR VALUE
                                            ---------- ---------- ---------- ----------
                                                           (In thousands)
Due in one year or less.................... $  28,723  $  28,580  $       -  $       -
Due after one year through five years......    41,352     40,443        984      1,039
Due after five years through ten years.....    41,777     39,052          -          -
Due after ten years........................         -          -          -          -
                                            ---------- ---------- ---------- ----------
                                              111,852    108,075        984      1,039
Mortgage-backed securities.................       624        634          -          -
                                            ---------- ---------- ---------- ----------
                                            $ 112,476  $ 108,709  $     984  $   1,039
                                            ========== ========== ========== ==========

     Realized gains and losses from sales of fixed maturities and equity securities are shown below:

                                             GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                             --------------------  ---------------------
                                                           (In thousands)
          1997.............................. $               803   $                 39
          1998..............................               1,224                     61
          1999..............................                  67                     12

     Chandler Barbados is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for NAICO's benefit. Chandler Barbados secures such amounts with a trust arrangement whereby securities are deposited into a trust account for NAICO's benefit. At December 31, 1998 and 1999, Chandler Barbados had cash and investments with a carrying value of approximately $25.3 million and $24.1 million, respectively, deposited in a trust account for NAICO's benefit.

     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 1998 and 1999, the carrying value of these deposits totaled approximately $8.2 million and $7.2 million, respectively.

     At December 31, 1999, the total amount of cash and investments restricted as a result of these arrangements was approximately $31.3 million.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for unpaid losses and loss adjustment expenses were approximately $5.3 million and $4.4 million at December 31, 1998 and 1999, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. The Company does not discount the liability for unpaid losses and loss adjustment expenses.

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                                            YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                            1997       1998      1999
                                                                        ---------- ---------- ----------
                                                                                 (In thousands)
Net balance before provision for uncollectible reinsurance
   at beginning of year................................................ $  64,430  $  62,890  $  51,194
                                                                        ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
   Current year........................................................    53,704     42,724     74,997
   Prior years.........................................................     3,808      5,155      4,819
                                                                        ---------- ---------- ----------
      Total............................................................    57,512     47,879     79,816
                                                                        ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
   Current year........................................................   (22,214)   (23,152)   (37,806)
   Prior years.........................................................   (36,838)   (36,423)   (32,877)
                                                                        ---------- ---------- ----------
      Total............................................................   (59,052)   (59,575)   (70,683)
                                                                        ---------- ---------- ----------
Balance before provision for uncollectible reinsurance at end of year..    62,890     51,194     60,327
Adjustments to reinsurance recoverables on
   unpaid losses for uncollectible reinsurance.........................     1,163        745        594
                                                                        ---------- ---------- ----------
Net balance at end of year............................................. $  64,053  $  51,939  $  60,921
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

NOTE 4. NOTES PAYABLE

     During 1996, Chandler USA borrowed $4.5 million from a bank for a three year term. During the fourth quarter of 1997, the related loan agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over the prime rate published in the Wall Street Journal. The principal balance of the note was approximately $7,397,000 at December 31, 1998.
Proceeds from the note were used to repay amounts due to Chandler Barbados.
The bank note was collateralized by the shares of NAICO stock owned by Chandler USA. In July 1999, the note was repaid from the proceeds of a debenture offering. See Note 5.

     At December 31, 1998, Chandler USA had a note payable related to the acquisition of Network Administrators, Inc., an inactive subsidiary of Chandler USA, with a balance of $75,000. The note had an interest rate of 7% per annum and was repaid during 1999.

     In February 1998, Chandler USA entered into a five year loan agreement with a bank having a principal amount of $2.3 million and an interest rate of 7.75% per annum. Effective September 28, 1998, the interest rate was reduced to 7.5% per annum. The outstanding balance of the note was approximately $1,938,000 at December 31, 1998. The loan was collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA. In July, 1999, the note was repaid from the proceeds of a debenture offering. See Note 5.

NOTE 5. DEBENTURE OFFERING

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes. Chandler USA has capitalized $1.7 million related to debt issuance costs for the debentures. These costs are being amortized as interest expense over the term of the debentures. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions, mergers, consolidations and sales of assets. At December 31, 1999, Chandler USA was in compliance with all covenants.

NOTE 6. SHAREHOLDERS' EQUITY

CAPITAL STOCK

     On May 7, 1988, the Company's shareholders authorized the issuance of up to 3,000,000 preferred shares with a par value of $1.00. No preferred shares have been issued as of December 31, 1999.

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

     In 1996, the Company acquired 567,350 shares of its stock previously held by Chandler USA and retired the shares. In accordance with the Companies Law (1995 Revision) of the Cayman Islands, the Company established the capital redemption reserve in the amount of $947,475 which is reflected as a separate component of shareholders' equity in the consolidated balance sheets as of December 31, 1998 and 1999. The Companies Law no longer requires a capital redemption reserve to be established when shares are retired.

     During December 1999, the Company acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to CenTra and its affiliates pursuant to a divestiture plan proposed by NAICO and approved by the Nebraska Court. All shares were canceled upon their return to the Company. The Nebraska Court had ordered CenTra to divest all shares of Chandler owned or controlled by it or its affiliates. An additional share block owned by CenTra and affiliates consists of 1,142,625 shares which will be divested following a ruling on CenTra's appeal of a judgment entered by an Oklahoma Federal Court in April 1997. That judgment requires CenTra to transfer the shares to the Company in exchange for payment of $6,882,500. Following the conclusion of the appeal, the Nebraska Court will determine the method of divestiture of these shares. The appellate court heard oral argument on November 15, 1999. The Company cannot predict when the appellate court will rule on the appeal.

     During December 1999, CIM transferred the 524,475 shares of the Company's common stock that it owned to the Company. The shares were canceled by the Company.

     See Note 8 regarding possible taxation of certain income of the Company to U.S. shareholders with certain ownership percentages.

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     Chandler, Chandler Barbados, NAICO Indemnity and NAICO are required to file financial statements with insurance regulatory authorities. Chandler and NAICO Indemnity file financial statements with the Cayman Islands Monetary Authority and Chandler Barbados files financial statements with the Supervisor of Insurance in Barbados. NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from U.S. GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:

                                                1997         1998         1999
                                             ----------   ----------   ----------
                                                        (In thousands)
            Statutory net income (loss)..... $   6,737    $   6,877    $  (1,455)
            Statutory capital and surplus... $  45,283    $  45,327    $  44,638

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

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 1998 and 1999.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to regulations which restrict their ability to pay shareholder dividends. The payment of cash shareholder dividends by Chandler Barbados to the Company is limited to its earned surplus (approximately $40.6 million at December 31, 1999) and margin of solvency requirements. The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Nebraska Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year (statutory net income excluding realized capital gains from the second and third preceding years, less any dividends paid, may be carried forward), or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2000 without the approval of the Nebraska Department of Insurance is approximately $4.9 million. Prior to 1998, NAICO (during the ownership by the Company) had not paid any cash shareholder dividends. During 1998, NAICO paid a cash shareholder dividend of $6.0 million to Chandler USA. In January 2000, NAICO paid a cash shareholder dividend of $1,250,000 to Chandler USA.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of the Company, as well as regulatory limitations and such other factors as the board of directors may deem relevant. Chandler Barbados has not paid any cash shareholder dividends.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $11.9 million as of December 31, 1999). NAICO paid approximately $423,000, $561,000 and $465,000 in policyholder dividends during 1997, 1998 and 1999, respectively.

NOTE 7. STOCK OPTIONS AND WARRANTS

     The Company has a non-qualified stock option plan (the "Officers' Plan") for which the Company has reserved an aggregate of 968,750 shares of its common stock subject to adjustment for reorganizations, recapitalizations, stock splits or similar events, for issuance upon exercise of options to be granted under the Officers' Plan. Options are granted at a purchase price of the fair market value as of the grant date. Shares of common stock subject to the unexercised portions of any options granted under the Officers' Plan which terminate or are canceled may again be subject to reissuance under the Officers' Plan. Officers of the Company and its subsidiaries are eligible to receive options under the Officers' Plan. The Officers' Plan is administered by a committee of the Company's outside directors appointed by the board of directors of the Company. No stock options were outstanding under the Officers' Plan from January 1, 1997 through December 31, 1999.

     During the second quarter of 1998 the Company's directors approved the Directors' Stock Option and Stock Grant Plan (the "Directors' Plan"). The Directors' Plan provides that the non-employee directors of the Company, other than Norman Harned, Ronald Lech and M.J. Moroun, are eligible for grants of stock options and stock grants in accordance with the terms of the Directors' Plan. Messrs. Harned, Lech and Moroun resigned as directors of the Company during November 1999. Options and stock grants may not be granted under the Directors' Plan for more than 260,000 shares of common stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the board of directors, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. The exercise price of the stock options shall generally be equal to the average closing price of common stock of the Company for the 30 calendar days preceding the date the options are granted. The option period begins on the effective date of the option grant and terminates on the tenth anniversary of that date.

     The aggregate number of shares of stock awarded to an eligible director as a stock grant shall total 20,000 shares of common stock of the Company. The award shall be divided into two equal installments. The first installment of 10,000 shares shall automatically be awarded as of the first regular board meeting after an eligible director completes ten continuous years of service on the board. The second installment of 10,000 shares shall automatically be awarded as of the first anniversary of the initial stock grant, regardless of whether the director is still a member of the board. During the second quarter of 1998, a total of 40,000 shares valued at $250,000, based upon a weighted average grant-date fair value of $6.25 per share, were awarded to two directors, and this amount is included in general and administrative expenses in the Company's consolidated statements of operations. During the third quarter of 1998, the Company issued 20,000 of the 40,000 shares to the two directors as required under the Directors' Plan from the Company's stock held by subsidiary. During the second quarter of 1999, the Company issued the remaining 20,000 shares to the two directors from the Company's stock held by subsidiary. The difference between the average reacquisition cost of the shares issued and the share price at the date of the stock grant was credited to paid-in surplus.

     Each eligible director shall automatically be granted options to purchase 1,500 shares of common stock of the Company as of the first regular board meeting in each year the director serves on the board. Each eligible director shall also automatically be granted options to purchase 30,000 shares of common stock of the Company effective as of the first regular board meeting after the director completes ten continuous years of service on the board. The options require shareholder approval prior to being exercised. During the second quarter of 1998, options for 66,000 shares were granted with an exercise price of $5.92 per share, which resulted in approximately $22,000 of compensation expense which is included in general and administrative expenses in the Company's consolidated statements of operations. During the first quarter of 1999, options for 6,000 shares were awarded with an exercise price of $8.06 per share. As the exercise price of the options exceeded the market value at the date of grant, the Company did not recognize any compensation expense for the options issued in 1999. As of December 31, 1999, options for 72,000 shares were outstanding, none of which were exercisable.

     The Company applies Accounting Principles Board Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock option plans, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires disclosure of pro forma net income and basic and diluted earnings per share as if the Company had adopted the fair value provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date of the stock options granted to the directors in accordance with SFAS No. 123, the Company's pro forma net income for 1998 and 1999 would have been approximately $3,278,000 and $2,131,000, respectively, and pro forma basic and diluted earnings per share for 1998 and 1999 would have been $0.51 and $0.34, respectively.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value per option granted during 1998 and 1999 under the Directors' Plan was $2.81 and $3.32, respectively. The following weighted-average assumptions were used in the Black-Scholes option pricing model for the options granted in 1998 and 1999.

                                                 1998         1999
                                              ----------   ----------
                Dividend yield................        -%           -%
                Volatility....................       39%          38%
                Risk-free interest rate.......     5.62%        5.30%


NOTE 8. INCOME TAXES

     Chandler, Chandler Barbados and NAICO Indemnity have received tax concessions from the respective Cayman Islands and Barbados governments for all taxes levied on profits, income, gains and appreciation that are valid through September 30, 2003, May 19, 2003 and March 10, 2012, respectively. Accordingly, no income taxes have been provided. The companies do not consider themselves engaged in a trade or business within the United States and therefore are not subject to United States Federal income taxes. Should the Internal Revenue Service ("IRS") determine that any of the companies are engaged in a trade or business within the United States and has not filed a federal income tax return, such company may be subject to federal income taxes and may not be allowed any deductions or credits in determining its tax liability.

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

     During 1994, the IRS contended that Chandler Barbados did not qualify for the exception to the inclusion of RPII for all U.S. persons who hold the Company's stock, because the Company owns more than 20% of the voting power and value of Chandler Barbados, and the Company is a related party to NAICO, which purchases reinsurance from Chandler Barbados. However, the Company believes, and asserted to the IRS that U.S. persons who hold less than 5.5% of the stock of the Company should not be required to include any RPII of Chandler Barbados in their income. The IRS has agreed with the Company's position on this issue, and a formal closing agreement was executed in 1996.

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                          1997          1998          1999
                                                      ------------  ------------- ------------
                                                                    (In thousands)
Computed income tax provision at 34%................. $       413   $      1,290  $       855
Increase (decrease) in income taxes resulting from:
   Expense (benefit) from income or loss not subject
      to U.S. Federal income tax.....................       1,384         (1,023)        (760)
   Amortization of licenses and other intangibles....         380            362          271
   Interest income on tax exempt securities..........         (32)          (298)        (140)
   Other, net........................................         136             22          139
                                                      ------------  ------------- ------------
Federal income tax provision......................... $     2,281   $        353  $       365
                                                      ============  ============= ============


U.S. Federal income tax provision (benefit) consists of:

                                                         CURRENT       DEFERRED      TOTAL
                                                      ------------  -------------- ------------
                                                                    (In thousands)
1997................................................. $     2,389   $        (108) $     2,281
1998.................................................          52             301          353
1999.................................................       1,127            (762)         365


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                                1997        1998        1999
                                                             ----------  ----------  ----------
                                                                      (In thousands)

Loss reserve discounts...................................... $     (97)  $     921   $    (500)
Unearned premiums...........................................       (58)        395      (1,168)
Deferred policy acquisition costs...........................         1      (1,209)      1,093
Reserve for uncollectible premiums receivable
   and reinsurance recoverables.............................       188          (9)        (63)
Depreciation and lease expense..............................      (164)        (60)        (46)
Other.......................................................        22         263         (78)
                                                             ----------  ----------  ----------
                                                             $    (108)  $     301   $    (762)
                                                             ==========  ==========  ==========

     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:

                                                                                   1998        1999
                                                                                ----------  ----------
                                                                                    (In thousands)
Deferred tax assets:
   Loss reserve discounts...................................................... $   2,832   $   3,410
   Unearned premiums...........................................................     1,430       2,598
   Reserve for uncollectible premiums receivable and reinsurance recoverables..       180         243
   Unrealized loss on investments available for sale...........................         -         886
   Net operating loss carryforwards - state....................................     1,670       1,774
   Other.......................................................................       253         263
   Valuation allowance.........................................................    (1,670)     (1,774)
                                                                                ----------  ----------
Total deferred tax assets......................................................     4,695       7,400
                                                                                ----------  ----------
Deferred tax liabilities:
   Deferred policy acquisition costs...........................................       (27)      1,066
   Depreciation and lease expense..............................................       693         646
   Unrealized gain on investments available for sale...........................       368           -
   Other.......................................................................       590         601
                                                                                ----------  ----------
Total deferred tax liabilities.................................................     1,624       2,313
                                                                                ----------  ----------
Net deferred tax assets........................................................ $   3,071   $   5,087
                                                                                ==========  ==========

     At December 31, 1999, Chandler USA had net operating loss carryforwards available for Oklahoma state tax purposes totaling approximately $29.6 million which expire in the years 2006 through 2015. A valuation allowance has been provided for the tax effect of the state net operating loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 9. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, not to exceed the statutory limitations which for 1999 was $10,000. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $3,600 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $254,000, $259,000 and $276,000 for 1997, 1998 and 1999, respectively.

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

     A number of the Company's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums, licenses and excess of cost over net assets acquired) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, the Company has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, notes payable and premiums payable, approximates their fair value as of December 31, 1998 and 1999. The estimated fair values of the Company's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 1999, the Company maintained custody of letters of credit from policyholders totaling $12.3 million, which is a reasonable estimate of their fair value.

NOTE 11. LITIGATION

     The Company and certain of its subsidiaries and affiliates have been involved in various matters of litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors (the "CenTra Group") since 1992. The CenTra Group has been a significant shareholder in the Company owning 49.2% of the Company's stock in July 1992. Three present or former executive officers of CenTra, Norman E. Harned, Ronald W. Lech and M. J. Moroun were directors of the Company until November 1999.

     On March 25, 1997, the U.S. District Court for the District of Nebraska ("Nebraska Court") ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them. The CenTra defendants owned or controlled 3,133,450 Chandler shares. The Nebraska Court approved a divestiture plan submitted by NAICO (the "NAICO Plan") which called for the Company to acquire and cancel the shares of Chandler stock owned by the CenTra Group. During December 1999, the Company acquired 1,989,200 shares of its stock in exchange for payment of $15,204,758. These shares were canceled upon acquisition by the Company. The Nebraska Court continues to hold 1,142,625 shares pending the outcome of CenTra's appeal of a judgment by the U.S. District Court in Oklahoma City, Oklahoma ("Oklahoma Court") regarding these shares. Following the conclusion of the appeal, the Nebraska Court will determine the method of divestiture of these shares. The Company cannot predict when the appellate court will rule on the appeal.

     On April 1, 1997, the Oklahoma Court entered judgment in favor of NAICO on CenTra's claims for alleged wrongful cancellation of CenTra's insurance with NAICO and NAICO Indemnity in 1992. The remaining issues were submitted to a jury. On April 22, 1997, the Oklahoma Court entered judgments on the jury verdicts. One judgment against the Company required the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Payment was made and the stock was returned to the Company and canceled in December 1999 as a part of the acquisition of shares described previously. Another judgment was against both the Company and Chandler Barbados. CenTra and an affiliate, Ammex, Inc., were awarded $6,882,500 in connection with a 1988 stock purchase agreement. On March 10, 1998, the Oklahoma Court modified its judgment to require CenTra and its affiliates to deliver 1,142,625 shares of Chandler stock they owned upon payment of the $6,882,500 judgment which was entered in April 1997. Both of these judgments related to an alleged failure by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Department of Insurance under certain circumstances.

     Judgment was also entered in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 stock purchases and the failure to disclose the application of Nebraska insurance law, but the judgments were $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. These amounts are included in other assets in the accompanying consolidated balance sheets. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Court aggregating, with interest, $820,185.
DuraRock Underwriters, Ltd. ("DuraRock"), an affiliate of CenTra, claimed $725,000 was owed to it under certain reinsurance treaties. That claim was settled in January 2000 with NAICO and NAICO Indemnity paying $137,500 to DuraRock.

     The Oklahoma Court's judgment also upheld a resolution adopted by the Company's Board of Directors in August 1992 pursuant to Article XI of the Company's Articles of Association preventing CenTra and its affiliates from voting their Chandler stock.

     As a result of the Oklahoma Court judgments and subsequent decisions, the Company recorded a net charge for the litigation matters during 1997 totaling approximately $1.4 million ($1.6 million including provision for federal income tax). The Company recorded the return of 1,660,125 shares of the Company's stock in connection with the rescission judgments as a decrease to shareholders' equity in the amount of approximately $12.0 million. On April 21, 1998, the Oklahoma Court denied the CenTra Group's request for costs and attorney fees. The CenTra Group did not appeal this decision within the time permitted by applicable law. Accordingly, the Company reduced the previous 1997 net charge for litigation matters by $3.8 million during the second quarter of 1998.

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Court, and filed the initial appellate brief on September 9, 1998. The appeals are being considered by the U.S. Court of Appeals for the 10th Circuit. The CenTra Group's appeals are based upon the Oklahoma Court's failure to award prejudgment interest, the Oklahoma Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Court's modification of the judgment for $6,882,500 to require CenTra to return shares of the Company's stock upon payment of the judgment, and the Oklahoma Court's denial of attorney fees.
The Company believes the appeal of this issue is untimely and therefore barred by law. The Company elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered have all filed appeals.

     The Company's board of directors appointed a committee of the board (the "Committee") to deal with all matters arising from the Oklahoma litigation.
The members of the Committee are Messrs. Jacoby, Maestri and Davis, all of whom are non-parties to the CenTra litigation. The Committee is empowered by the board to make decisions on behalf of the Company regarding issues relating to litigation strategy, officer and director indemnification and claims made under the Company's director and officer liability insurance policy (the "D&O Insurer"). A similar committee composed of Chandler USA directors is authorized to deal with those same issues regarding Chandler USA.

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma lawsuit described previously. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contend that the Oklahoma Court's adjudication is conclusive as to all claims. The lawsuits have been consolidated and have been assigned to the same judge who presided over the action in the Oklahoma Court. Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Court.

     In the CenTra litigation, certain officers and directors of the Company were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of December 31, 1999. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from the D&O Insurer. As a result of various events in 1995, 1996 and 1997, the Company recorded estimated recoveries of costs from its D&O Insurer totaling $4,500,000 for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. The Company received payment for a 1995 claim during 1996 in the amount of $795,000. The balance is included in other assets in the Company's consolidated balance sheets. The Company is entitled to a total of $5 million under the applicable insurance policy to the extent it has advanced reimbursable expenses. The Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case.

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

     At the present time the Company is actively participating in court proceedings and rights of appeal concerning these legal proceedings; therefore, the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations. The Company is also unable to predict the effect of the remaining divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

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

     NAICO has structured separate reinsurance programs for construction surety bonds, property, workers compensation, casualty (including automobile liability and physical damage, general liability, umbrella liability and related professional liability) and group accident and health. Chandler Barbados reinsures NAICO for a portion of the risk on the construction surety bonds, workers compensation and casualty reinsurance programs. Effective October 1, 1999, the Company began reinsuring Chandler Barbados for a portion of the risk that it assumes from NAICO.

     In July 1997, NAICO purchased additional reinsurance for the California portion of the nonstandard private-passenger automobile program. During the first quarter of 1998, NAICO purchased additional reinsurance under its workers compensation and casualty reinsurance programs that substantially reduced the combined net retentions in these lines of business. During the second quarter of 1998, NAICO purchased additional reinsurance under its construction surety bond reinsurance program. The purchase of the additional reinsurance coverages in 1997 and 1998 substantially reduced the per occurrence retention for NAICO's workers compensation, casualty, surety bond and private-passenger automobile lines of business, but resulted in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs. The purchase of additional reinsurance also resulted in an increase in reinsurance recoverables on unpaid losses, prepaid reinsurance premiums and premiums payable and a decrease in deferred policy acquisition costs. During the fourth quarter of 1999, NAICO agreed to rescind reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since January
1, 1999.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers underwriting results and NAICO's desired retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2000 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 and July 1, 2000.

     In formulating its reinsurance programs, NAICO considers numerous factors, the most important of which are the financial stability of the reinsurer, including its ability to provide sufficient collateral if required, reinsurance coverage offered and price.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. NAICO reviews the historical results for reinsurance contracts with similar commutation provisions and accrues for such commutations where a commutation election is considered probable, which resulted in an increase in net premiums earned of $918,000 and $931,000 in 1997 and 1998, respectively, and a decrease in net premiums earned of $877,000 in 1999.

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.3 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 1999. NAICO is seeking arbitration in order to enforce the terms of the reinsurance treaties.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. NAICO charged $527,000 and $50,000 to policy acquisition costs during 1997 and 1998, respectively, for estimated uncollectible reinsurance recoverables from certain unaffiliated reinsurers. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999.

     The effect of reinsurance on premiums written and earned was as follows:

                                          1997                 1998                 1999
                                  -------------------- -------------------- --------------------
                                   WRITTEN     EARNED   WRITTEN     EARNED   WRITTEN     EARNED
                                  ---------  --------- ---------  --------- ---------  ---------
                                                          (In thousands)
Direct........................... $123,014   $116,101  $134,436   $126,017  $169,449   $152,314
Assumed..........................       74        608      (107)        54       186        199
Ceded............................  (26,222)   (22,030)  (68,793)   (56,007)  (41,698)   (44,186)
                                  ---------  --------- ---------  --------- ---------  ---------
Net premiums..................... $ 96,866   $ 94,679  $ 65,536   $ 70,064  $127,937   $108,327
                                  =========  ========= =========  ========= =========  =========

     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $10.6 million, $42.6 million and $59.0 million for 1997, 1998 and 1999, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 1998 and 1999 were $28.5 million and $47.7 million, respectively. The 1999 amount includes $12.9 million related to the rescission of the reinsurance treaties. This amount was collected in January 2000. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 1999, the Company maintained custody of such letters of credit securing these and other transactions totaling approximately $12.3 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 1997, 1998 or 1999.

     NAICO's largest underwriting manager was responsible for underwriting $12.3 million and $4.0 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program in 1997 and 1998, respectively. The program underwritten by this underwriting manager was discontinued in 1998. NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.6 million, $2.8 million and $2.8 million during 1997, 1998 and 1999, respectively.

     Approximately $8.7 million, or 14% of the Company's reinsurance recoverables and prepaid reinsurance premiums at December 31, 1999 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. The Company believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers (excluding Chandler Barbados) determined on the basis of net reinsurance recoverables as of December 31, 1999.

                                                                              CEDED
                                                              NET          REINSURANCE
                                                          REINSURANCE     PREMIUMS FOR      A.M.
                                                          RECOVERABLE    THE YEAR ENDED   BEST CO.
NAME OF REINSURER                                             (1)      DECEMBER 31, 1999   RATING
--------------------------------------------------------  -----------  -----------------  --------
                                                                (Dollars in thousands)
First Excess and Reinsurance Corporation................  $   16,528   $         10,709      A
Swiss Reinsurance America Corporation...................      10,801             12,909      A+
SCOR Reinsurance Company................................       8,544              9,479      A+
Reliance Insurance Company (2)..........................       5,253             (5,484)     A-
Red River Reinsurance, Ltd..............................       2,193              3,629      -(3)
                                                          -----------  -----------------
Top five reinsurers.....................................  $   43,319   $         31,242
                                                          ===========  =================
     All reinsurers.....................................  $   60,780   $         41,698
                                                          ===========  =================
Percentage of total represented by top five reinsurers..         71%                75%

--------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of
     December 31, 1999.

(2)  Excludes premiums receivable of $12.9 million as of December 31, 1999 related to the rescission of two reinsurance treaties.  NAICO collected this amount during January 2000.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 1999,
     Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $1.9 million deposited in a trust account for the benefit of NAICO and premiums payable to Red River of approximately $400,000.


      NAICO loaned funds to certain agents which are secured by the agent's stock in Red River. The outstanding loan balances at December 31, 1999 consist of 21 individual loans totaling approximately $650,000 ($977,000 at December 31, 1998) and are included in other assets in the accompanying consolidated balance sheets.

OTHER

     See Note 11 regarding contingencies relating to litigation matters.

     Chandler USA has an employment agreement with W. Brent LaGere, Chairman of the Board and Chief Executive Officer of the Company and its subsidiaries. Under this agreement, Mr. LaGere's base compensation is established at not less than $250,000 per year. In the event that Mr. LaGere is terminated without cause, as defined in the agreement, he is entitled to receive his base compensation for the remainder of the term of the agreement, but in no event for more than 60 months. The agreement will terminate upon Mr. LaGere attaining age 70, unless earlier terminated by Chandler USA for cause. In addition to his base compensation, Mr. LaGere is eligible to receive certain benefits and to participate in certain incentive bonus plans offered by Chandler USA and its subsidiaries.

     Chandler USA has an employment agreement with Brenda B. Watson, a director and executive officer of the Company and L&W, and an executive officer of NAICO. Under this agreement, Ms. Watson's base compensation is established at not less than $125,000 per year. The agreement terminates on December 31, 2003, unless earlier terminated by Chandler USA for cause, as defined in the agreement. In the event that Ms. Watson is terminated without cause, she is entitled to receive her base compensation through the termination date. In addition to her base compensation, Ms. Watson is eligible to receive certain benefits and to participate in certain incentive bonus plans offered by Chandler USA and its subsidiaries.

     In addition, certain executives are eligible to participate in bonus plans based upon premium production and/or profitability.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $851,000 and $667,000 at December 31, 1998 and 1999, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $54,000 and $67,000 at December 31, 1998 and 1999, respectively.

     At December 31, 1999, the Company's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases were $1.1 million, $535,000 and $487,000 in 1997, 1998 and 1999, respectively. Future minimum lease payments are as follows:

                                                  (In thousands)

                               2000.............. $         384
                               2001..............           266
                               2002..............           143
                               2003..............            91
                               2004..............             -
                                                  --------------
                                                  $         884
                                                  ==============

NOTE 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     NAICO and NAICO Indemnity provided insurance coverage and risk management services for CenTra and certain of its affiliates (see Note 11). All such policies were canceled effective September 5, 1992 or expired as of September 30, 1992. As of December 31, 1997, the unpaid premiums and other amounts due from CenTra to the Company's subsidiaries were $788,625, as reflected by the April 22, 1997 jury verdicts. During 1998, the judgment was paid by funds held by the Oklahoma Court aggregating, with interest, $820,185. DuraRock, a CenTra affiliate, claimed $725,000 was owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. In January 2000, the parties agreed to settle the matter and NAICO and NAICO Indemnity agreed to pay DuraRock a total of $137,500, which was recorded in the fourth quarter of 1999. Liberty Bell Agency, Inc. ("Liberty Bell"), an affiliate of CenTra, has administered claims under the CenTra insurance program. NAICO and NAICO Indemnity reimburse Liberty Bell for their share of claim payments, but are not obligated for DuraRock's share.

     DuraRock reinsured NAICO and NAICO Indemnity for substantially all CenTra risks underwritten by them. As a part of a settlement of certain related litigation, National Union Fire Insurance Company of Pittsburgh ("National Union") agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Reinsurance recoverables from National Union totaled approximately $1.5 million and $755,000 as of December 31, 1998 and 1999, respectively. The reduction in reinsurance recoverables as well as to the corresponding liabilities for unpaid losses and loss adjustment expenses is based upon information provided by Liberty Bell and National Union. Although NAICO's and NAICO Indemnity's risks are fully reinsured, they are ultimately liable as the policy-issuing company. If National Union does not meet its obligations, such failure could adversely affect NAICO and the Company (see Notes 11 and 12).

OTHER

     See Note 11 regarding advancement of litigation expenses to certain officers and directors of the Company in the CenTra litigation.

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and/or officers of the Company own interests. Under the lease, no cash rental is paid, but a subsidiary of Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of the Company's U.S. subsidiaries. Chandler USA incurred approximately $159,000, $217,000 and $202,000 in expenses associated with its use of this property during 1997, 1998 and 1999, respectively, including $9,000, $7,000 and $8,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 1997, 1998 and 1999, respectively.

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

     The property and casualty segment accounted for 91.6%, 89.6% and 92.4% of 1997, 1998 and 1999 consolidated revenues before intersegment eliminations, respectively. The insurance products are underwritten by NAICO and are marketed through independent insurance agencies, including L&W. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 55%, 55% and 48% of gross written premiums in 1997, 1998 and 1999, respectively, while Texas accounted for approximately 18%, 28% and 37% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

     The agency segment accounted for 8.1%, 10.0% and 7.2% of 1997, 1998 and 1999 consolidated revenues before intersegment eliminations, respectively. L&W is appointed by insurers to solicit applications for policies of insurance, primarily in Oklahoma. L&W represents personal and commercial lines insurance companies, and markets property and casualty, individual and group life, medical and disability income coverages. Major target classes of business are political subdivisions, healthcare facilities, transportation companies, manufacturers, contractors, oil & gas, retailers, wholesalers and service organizations. A large portion of certain classes of business produced by L&W is placed with NAICO. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W acts as the underwriter for a significant portion of NAICO's construction surety bond program. L&W places direct agency business as well as business from other agents with specialty insurance companies. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

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

     The following table presents a summary of the Company's operating segments for the years ended December 31:

                                                                          PROPERTY
                                                                            AND           ALL      INTERSEGMENT    REPORTED
                                                             AGENCY       CASUALTY       OTHER     ELIMINATIONS    BALANCES
                                                          ------------  ------------  -----------  ------------  ------------
                                                                                     (In thousands)
1997
Revenues from external customers......................... $     1,763   $    95,224   $      220   $         -   $    97,207
Intersegment revenues....................................       7,277           201          138        (7,616)            -
Interest income, net.....................................          56         7,186           11             -         7,253
Interest expense.........................................           1           462            -             -           463
Segment profit (loss) before income taxes (1)............         167         6,874       (5,778)          (47)        1,216
Segment assets...........................................       6,177       217,092        2,656       (15,135)      210,790
Depreciation and amortization............................         121         1,031        1,062             -         2,214

1998
Revenues from external customers......................... $     1,561   $    70,223   $      232   $         -   $    72,016
Intersegment revenues....................................       7,088           197          150        (7,435)            -
Interest income, net.....................................          55         6,412            -             -         6,467
Interest expense.........................................           2           934            -             -           936
Segment profit (loss) before income taxes (1)............         227         2,075        1,510           (17)        3,795
Segment assets...........................................       5,323       243,180        4,227       (16,705)      236,025
Depreciation and amortization............................         107         1,355          996             -         2,458

1999
Revenues from external customers......................... $     1,495   $   118,288   $      274   $         -   $   120,057
Intersegment revenues....................................       8,171           178          163        (8,512)            -
Interest income, net.....................................          32         5,561            1             -         5,594
Interest expense.........................................           2         1,529            -             -         1,531
Segment profit (loss) before income taxes (1)............         119         4,138       (1,725)          (16)        2,516
Segment assets...........................................       4,604       273,584          468        (9,536)      269,120
Depreciation and amortization............................          83         1,614          664             -         2,361
--------------------------------------------------

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

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
INSURANCE PROGRAM                                                          1997           1998           1999
--------------------------------------------------------------------- -------------- -------------- --------------
                                                                                     (In thousands)
NET PREMIUMS EARNED
Standard property and casualty....................................... $      55,527  $      41,662  $      71,676
Political subdivisions...............................................        14,945         13,073         17,415
Surety bonds.........................................................        11,117          9,938         10,896
Group accident and health............................................         2,303          4,646          8,261
Nonstandard private-passenger automobile.............................         8,841            482              4
Other................................................................         1,946            263             75
                                                                      -------------- -------------- --------------
                                                                      $      94,679  $      70,064  $     108,327
                                                                      ============== ============== ==============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty....................................... $      37,253  $      31,419  $      53,916
Political subdivisions...............................................         8,490         10,502         16,893
Surety bonds.........................................................           952          1,569            721
Group accident and health............................................           998          4,149          8,589
Nonstandard private-passenger automobile.............................         6,386           (182)          (408)
Other................................................................         3,433            422            105
                                                                      -------------- -------------- --------------
                                                                      $      57,512  $      47,879  $      79,816
                                                                      ============== ============== ==============

     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:

                                                                            1997           1998           1999
                                                                       -------------- -------------- --------------
                                                                                      (In thousands)
Segment asset eliminations
   Investment in subsidiaries......................................... $         475  $         475  $       5,675
   Other consolidating adjustments....................................        14,660         16,230          3,861
                                                                       -------------- -------------- --------------
                                                                       $      15,135  $      16,705  $       9,536
                                                                       ============== ============== ==============

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's quarterly results of operations (unaudited) for 1998 and 1999 are as follows:

                                                                                                                BASIC AND
                                                                                               NET           DILUTED EARNINGS
                                                                            TOTAL             INCOME           (LOSS) PER
                                                                           REVENUES           (LOSS)          COMMON SHARE
                                                                       ----------------  ------------------  ----------------
                                                                              (In thousands except per share amounts)
1998
----------------------------------------------------------------------
     First quarter.................................................... $        18,550   $             974   $          0.15
     Second quarter...................................................          19,853               1,031              0.16
     Third quarter....................................................          20,248                 605              0.09
     Fourth quarter...................................................          20,995                 832              0.13
1999
----------------------------------------------------------------------
     First quarter.................................................... $        22,918   $             525   $          0.08
     Second quarter...................................................          22,387              (1,155)            (0.18)
     Third quarter....................................................          24,242                (323)            (0.05)
     Fourth quarter...................................................          56,159               3,104              0.51


     In the second quarter of 1998, the Company reduced the previous 1997 net charge for litigation matters by $3.8 million due to the Oklahoma Court's denial of the CenTra Group's request for costs and attorney fees.

     During the second quarter of 1999, the Company experienced significant weather-related losses totaling $2.8 million before income taxes (or $1.8 million after income taxes). The tornadoes, strong winds and hail that caused significant damage in Oklahoma on May 3, 1999 accounted for approximately $1.8 million or 66% of the weather-related losses in the second quarter.

     Weather-related losses also increased during the third quarter of 1999, totaling $803,000 before income taxes (or $530,000 after income taxes).

     During the fourth quarter of 1999, NAICO agreed to rescind certain reinsurance treaties under its workers compensation reinsurance program effective January 1, 1999. The rescission of the reinsurance treaties increased total revenues by $29.6 million during the fourth quarter, and increased net income after income taxes by approximately $3.8 million during the fourth quarter.

                            *   *   *   *   *   *   *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Chandler Insurance Company, Ltd.:

We have audited the accompanying consolidated balance sheets of Chandler Insurance Company, Ltd. and subsidiaries (the "Company") as of December
31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999 (all expressed in United States dollars). Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chandler Insurance Company, Ltd. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company is involved in various legal proceedings, the outcome of which is uncertain.



/s/ Deloitte & Touche
DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
February 11, 2000

                                                                    SCHEDULE I


                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                          SUMMARY OF INVESTMENTS - OTHER
                       THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 1999

                                 (In thousands)

                                                                                                         AMOUNT AT WHICH
                                                                                                          SHOWN IN THE
TYPE OF INVESTMENT                                                            COST          FAIR VALUE    BALANCE SHEET
---------------------------------------------------------------------- ------------------ -------------- ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies............................... $          55,818  $      54,144  $       54,144
Debt securities issued by foreign governments.........................             1,503          1,498           1,498
Obligations of states and political subdivisions......................            10,188          9,914           9,914
Corporate obligations.................................................            37,063         35,721          35,721
Public utilities......................................................             7,280          6,798           6,798
Mortgage-backed securities............................................               624            634             634
                                                                       ------------------ -------------- ---------------
                                                                                 112,476        108,709         108,709
FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...............................               984          1,039             984

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................................................                 -            306             306
                                                                       ------------------ -------------- ---------------
   Total investments.................................................. $         113,460  $     110,054  $      109,999
                                                                       ================== ============== ===============

SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CHANDLER INSURANCE COMPANY, LTD.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                      (In thousands except share amounts)

                                                                                                 DECEMBER 31,
                                                                                      ---------------------------------
                                                                                            1998            1999
                                                                                      ---------------- ----------------
ASSETS

Cash and cash equivalents ........................................................... $            15  $            73
Premiums receivable..................................................................              10            2,476
Deferred policy acquisition costs....................................................               -              838
Investment in subsidiaries, net......................................................          75,268           59,223
                                                                                      ---------------- ----------------
Total assets......................................................................... $        75,293  $        62,610
                                                                                      ================ ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Unpaid losses and loss adjustment expenses........................................ $             -  $           561
   Unearned premiums.................................................................               -            2,401
   Litigation liabilities............................................................          13,228            8,905
                                                                                      ---------------- ----------------
Total liabilities....................................................................          13,228           11,867
                                                                                      ---------------- ----------------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares authorized;
      6,941,708 and 4,428,033 shares issued and outstanding in 1998
         and 1999, respectively......................................................          11,593            7,395
   Paid-in surplus...................................................................          34,983           21,380
   Common stock to be issued (20,000 shares in 1998).................................             125                -
   Capital redemption reserve........................................................             947              947
   Retained earnings.................................................................          28,328           30,479
   Less: Stock held by subsidiary, at cost (544,475 shares in 1998)..................          (2,905)               -
   Less: Stock rescinded through litigation (1,660,125 and 1,142,625 shares
      in 1998 and 1999, respectively)................................................         (11,799)          (6,883)
   Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on investments available for sale, net of
         deferred income taxes.......................................................             793           (2,575)
                                                                                      ---------------- ----------------
Total shareholders' equity...........................................................          62,065           50,743
                                                                                      ---------------- ----------------
Total liabilities and shareholders' equity........................................... $        75,293  $        62,610
                                                                                      ================ ================

SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1997           1998           1999
                                                                      -------------- -------------- --------------
Premiums and other revenues
   Net premiums earned............................................... $           -  $          37  $       1,655
   Interest income, net..............................................             -              -              1
                                                                      -------------- -------------- --------------
      Total premiums and other revenues..............................             -             37          1,656
                                                                      -------------- -------------- --------------
Operating costs and expenses
   Losses and loss adjustment expenses...............................             -             22            671
   Policy acquisition costs..........................................             -              6            584
   General and administrative expenses...............................             -            272              -
   Litigation expenses, net..........................................         4,819         (3,390)           777
                                                                      -------------- -------------- --------------
      Total operating costs and expenses.............................         4,819         (3,090)         2,032
                                                                      -------------- -------------- --------------
Income (loss) before equity in net income of subsidiaries............        (4,819)         3,127           (376)
Equity in net income of subsidiaries.................................         3,754            315          2,527
                                                                      -------------- -------------- --------------
Net income (loss).................................................... $      (1,065) $       3,442  $       2,151
                                                                      ============== ============== ==============

SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1997           1998           1999
                                                                      -------------- -------------- --------------
OPERATING ACTIVITIES
   Net income (loss)................................................. $      (1,065) $       3,442  $       2,151
   Adjustments to reconcile net income (loss) to cash
      provided by (applied to) operating activities:
      Earned compensation: non-employee director stock option
         and stock grant plan........................................             -            272              -
      Net income of subsidiaries not distributed to parent...........        (3,754)          (315)        (2,527)
   Net change in non-cash balances relating to operating activities:
      Premiums receivable............................................             -            (10)        (2,466)
      Deferred acquisition costs.....................................             -              -           (838)
      Unpaid losses and loss adjustment expenses.....................             -              -            561
      Unearned premiums..............................................             -              -          2,401
      Litigation liabilities.........................................         4,819         (3,390)           776
                                                                      -------------- -------------- --------------
      Cash provided by (applied to) operating activities.............             -             (1)            58
                                                                      -------------- -------------- --------------
FINANCING ACTIVITIES
   Proceeds from borrowing from subsidiary...........................             -              -         15,204
   Payments to acquire stock under divestiture plan..................             -              -        (15,204)
                                                                      -------------- -------------- --------------
      Cash provided by financing activities..........................             -              -              -
                                                                      -------------- -------------- --------------
Increase (decrease) in cash and cash equivalents.....................             -             (1)            58
Cash and cash equivalents at beginning of year.......................            16             16             15
                                                                      -------------- -------------- --------------
Cash and cash equivalents at end of year............................. $          16  $          15  $          73
                                                                      ============== ============== ==============

SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE III

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                     FUTURE
                                     POLICY                                                      AMORTI-
                                    BENEFITS,           OTHER                                    ZATION OF               NET
                          DEFERRED   LOSSES,            POLICY                        CLAIMS,    DEFERRED              PREMIUMS
                           POLICY    CLAIMS           CLAIMS AND             NET     LOSSES AND   POLICY      OTHER    WRITTEN
                        ACQUISITION AND LOSS UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING    AND
                           COSTS    EXPENSES PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES   ASSUMED
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- ---------
YEAR ENDED
DECEMBER 31, 1997
Property and casualty.. $    5,312  $74,929  $42,388  $   4,830  $ 94,679  $  7,186  $  57,512  $   21,064  $ 10,309  $ 96,866
Agency.................          -        -        -          -         -        56          -       7,081     1,896         -
Other..................          -        -        -          -         -        11          -           -     6,146         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- ---------
Total.................. $    5,312  $74,929  $42,388  $   4,830  $ 94,679  $  7,253  $  57,512  $   28,145  $ 18,351  $ 96,866
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= =========

YEAR ENDED
DECEMBER 31, 1998
Property and casualty.. $    2,381  $80,909  $50,647  $   4,936  $ 70,064  $  6,411  $ 47,879   $   10,099  $ 10,510  $ 65,536
Agency.................          -        -        -          -         -        55          -       6,934     1,540         -
Other..................          -        -        -          -         -         1          -           -    (1,111)        -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- ---------
Total.................. $    2,381  $80,909  $50,647  $   4,936  $ 70,064  $  6,467  $ 47,879   $   17,033  $ 10,939  $ 65,536
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= =========

YEAR ENDED
DECEMBER 31, 1999
Property and casualty.. $    6,488  $98,460  $67,769  $   5,135  $108,327  $  5,561  $  79,816  $   20,617  $ 11,000  $127,937
Agency.................          -        -        -          -         -        32          -       8,064     1,514         -
Other..................          -        -        -          -         -         1          -           -     2,179         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- ---------
Total.................. $    6,488  $98,460  $67,769  $   5,135  $108,327  $  5,594  $  79,816  $   28,681  $ 14,693  $127,937
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= =========

SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE IV

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                                  REINSURANCE

                             (Dollars in thousands)

                                                                                            ASSUMED                    PERCENTAGE
                                                                             CEDED TO        FROM                       OF AMOUNT
                                                                 GROSS         OTHER         OTHER          NET          ASSUMED
                                                                 AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                                               -----------  ------------  ------------  ------------  ------------
Year ended December 31, 1997
   Property and casualty...................................... $  123,014   $   (26,222)  $        74   $    96,866        0.08 %
                                                               ===========  ============  ============  ============  ===========
Year ended December 31, 1998
   Property and casualty...................................... $  134,436   $   (68,793)  $      (107)  $    65,536       (0.16)%
                                                               ===========  ============  ============  ============  ===========
Year ended December 31, 1999
   Property and casualty...................................... $  169,449   $   (41,698)  $       186   $   127,937        0.15 %
                                                               ===========  ============  ============  ============  ===========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE V

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES


                         VALUATION AND QUALIFYING ACCOUNTS


                                   (In thousands)

                                                          BALANCE AT       PROVISION                            BALANCE
                                                          BEGINNING           FOR                                AT END
                                                          OF PERIOD      NON-COLLECTION      WRITE-OFFS         OF PERIOD
                                                      ----------------  ----------------  ----------------  ----------------
Allowance for non-collection of
   premiums receivable:

      1997........................................... $           177   $            52   $          (114)  $           115
                                                      ================  ================  ================  ================
      1998........................................... $           115   $           152   $           (67)  $           200
                                                      ================  ================  ================  ================
      1999........................................... $           200   $           210   $          (147)  $           263
                                                      ================  ================  ================  ================
Allowance for non-collection of reinsurance
   recoverables on paid and unpaid losses:


      1997........................................... $           491   $           527   $          (353)  $           665
                                                      ================  ================  ================  ================
      1998........................................... $           665   $            50   $          (110)  $           605
                                                      ================  ================  ================  ================
      1999........................................... $           605   $             -   $           (28)  $           577
                                                      ================  ================  ================  ================

SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE VI

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                             SUPPLEMENTAL INFORMATION

                  (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)


                                                                DISCOUNT      PAID LOSSES AND
                                                                DEDUCTED      LOSS ADJUSTMENT
                                                              FROM RESERVES      EXPENSES
                                                             ---------------  ---------------
Year ended December 31, 1997
   Property-casualty........................................ $            -   $       59,052
                                                             ===============  ===============
Year ended December 31, 1998
   Property-casualty........................................ $            -   $       59,575
                                                             ===============  ===============
Year ended December 31, 1999
   Property-casualty........................................ $            -   $       70,683
                                                             ===============  ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    EXHIBIT 21.1

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                         SUBSIDIARIES OF THE REGISTRANT



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

                                                                    EXHIBIT 23.1








INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Post-Effective Amendment No. 3 to Form S-2 on Form S-8 Registration Statement No. 33-28436 of Chandler Insurance Company, Ltd. of our report dated February 11, 2000 (which expresses an unqualified opinion and includes an explanatory paragraph relating to litigation discussed in Note 11) appearing in the Annual Report on Form 10-K of Chandler Insurance Company, Ltd. for the year ended December 31, 1999.


/s/ Deloitte & Touche
DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
March 20, 2000