Form 10-Q
period 2000-03-31
CHANDLER INSURANCE CO LTD
filed 2000-05-11
CIK 792854

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

                    For the Quarterly Period Ended March 31, 2000

                                         OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from          to
                                                --------    --------

                          Commission File Number:  0-15286

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
     The number of common shares, $1.67 par value, of the registrant outstanding on April 30, 2000 was 4,428,033, which includes 1,142,625 common shares which were rescinded through litigation and are held by a court.

===============================================================================

                                                                       PAGE i

                        CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------
Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999....1

Consolidated Statements of Operations for the three months
     ended March 31, 2000 and 1999........................................2

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2000 and 1999.................................3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 2000 and 1999........................................4

Notes to Interim Consolidated Financial Statements........................5

ITEM 2
------
Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................9



PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings.............................................14

Item 2     Changes in Securities.........................................14

Item 3     Defaults Upon Senior Securities...............................14

Item 4     Submission of Matters to a Vote of Security Holders...........14

Item 5     Other Information.............................................14

Item 6     Exhibits and Reports on Form 8-K..............................14

Signatures...............................................................15

                        CHANDLER INSURANCE COMPANY, LTD.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                      March 31,    December 31,
                                                                        2000           1999
                                                                    ------------- --------------
ASSETS                                                               (Unaudited)
Investments
  Fixed maturities available for sale, at fair value............... $    113,606  $     108,709
  Fixed maturities held to maturity, at amortized cost (fair value
    $1,052 and $1,039 in 2000 and 1999, respectively) .............        1,002            984
  Equity securities available for sale, at fair value .............          306            306
                                                                    ------------- --------------
    Total investments .............................................      114,914        109,999
Cash and cash equivalents .........................................       11,673          8,456
Premiums receivable, less allowance for non-collection
  of $310 and $263 at 2000 and 1999, respectively..................       36,241         47,721
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 2000 and 1999 .........................        3,989          3,281
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $322 and $302 at 2000 and 1999, respectively ..       38,035         37,539
Prepaid reinsurance premiums ......................................       23,387         19,960
Deferred policy acquisition costs .................................        6,069          6,488
Property and equipment, net .......................................       11,634         10,765
Licenses, net .....................................................        4,007          4,044
Excess of cost over net assets acquired, net ......................        3,793          3,955
Other assets ......................................................       18,023         16,912
                                                                    ------------- --------------
Total assets ...................................................... $    271,765  $     269,120
                                                                    ============= ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ...................... $     99,870  $      98,460
  Unearned premiums ...............................................       68,935         67,769
  Policyholder deposits ...........................................        5,215          5,135
  Accrued taxes and other payables ................................        4,376          6,796
  Premiums payable ................................................       10,882          7,312
  Litigation liabilities ..........................................        9,031          8,905
  Debentures ......................................................       24,000         24,000
                                                                    ------------- --------------
    Total liabilities .............................................      222,309        218,377
                                                                    ------------- --------------
Shareholders' equity
  Common stock, $1.67 par value, 10,000,000 shares authorized;
    4,428,033 shares issued and outstanding .......................        7,395          7,395
  Paid-in surplus .................................................       21,380         21,380
  Capital redemption reserve ......................................          947            947
  Retained earnings ...............................................       29,216         30,479
  Less: Stock rescinded through litigation (1,142,625 shares) .....       (6,883)        (6,883)
  Accumulated other comprehensive loss:
    Unrealized loss on investments, available for sale,
      net of deferred income taxes ................................       (2,599)        (2,575)
                                                                    ------------- --------------
    Total shareholders' equity ....................................       49,456         50,743
                                                                    ------------- --------------
Total liabilities and shareholders' equity ........................ $    271,765  $     269,120
                                                                    ============= ==============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 2
                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                         For the three months
                                                            ended March 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed................. $  45,129     $  35,111
  Reinsurance premiums ceded..........................   (18,314)      (14,053)
                                                       ----------    -----------

    Net premiums written and assumed..................    26,815        21,058
  Decrease (increase) in unearned premiums............     2,260           (20)
                                                       ----------    -----------

    Net premiums earned...............................    29,075        21,038

Interest income, net..................................     1,478         1,383
Realized investment gains, net........................         -            50
Commissions, fees and other income....................       398           447
                                                       ----------    ----------

    Total premiums and other revenues.................    30,951        22,918
                                                       ----------    ----------

Operating costs and expenses
  Losses and loss adjustment expenses.................    20,800        13,451
  Policy acquisition costs............................     7,698         5,047
  General and administrative expenses.................     3,512         2,986
  Interest expense....................................       566           228
  Litigation expenses, net............................       227           259
                                                       ----------    ----------

    Total operating costs and expenses................    32,803        21,971
                                                       ----------    ----------

Income (loss) before income taxes.....................    (1,852)          947
Federal income tax benefit (provision) of consolidated
  U.S. subsidiaries...................................       589          (422)
                                                       ----------    ----------

Net income (loss)..................................... $  (1,263)    $     525
                                                       ==========    ==========

Basic earnings (loss) per common share................ $   (0.29)    $    0.08
Diluted earnings (loss) per common share.............. $   (0.28)    $    0.08

Basic weighted average common shares outstanding......     4,428         6,417
Diluted weighted average common shares outstanding....     4,445         6,435

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 3
                        CHANDLER INSURANCE COMPANY, LTD.
                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                            (Amounts in thousands)

                                                                     For the three months
                                                                        ended March 31,
                                                                   ------------------------
                                                                      2000          1999
                                                                   ----------    ----------
Net income (loss)................................................. $  (1,263)    $     525
                                                                   ----------    ----------
Other comprehensive loss, before income tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during period...............       (28)       (1,400)
    Less: Reclassification adjustment for gains
      included in net income (loss)...............................         -           (50)
                                                                   ----------    ----------
Other comprehensive loss, before income tax.......................       (28)       (1,450)
Income tax benefit related to items of other comprehensive loss...         4           416
                                                                   ----------    ----------
Other comprehensive loss, net of income tax.......................       (24)       (1,034)
                                                                   ----------    ----------
Comprehensive loss................................................ $  (1,287)    $    (509)
                                                                   ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                        For the three months
                                                                           ended March 31,
                                                                      ------------------------
                                                                         2000          1999
                                                                      ----------    ----------
OPERATING ACTIVITIES
Net income (loss).................................................... $  (1,263)    $     525
  Add (deduct):
  Adjustments to reconcile net income (loss) to cash provided by
    (applied to) operating activities:
    Realized investment gains, net...................................         -           (50)
    Net (gains) losses on sale of equipment..........................         3            (8)
    Amortization and depreciation....................................       586           548
    Provision for non-collection of premiums.........................        42            30
    Net change in non-cash balances relating to operations:
      Premiums receivable............................................    11,438        (2,636)
      Reinsurance recoverable on paid losses.........................      (726)          775
      Reinsurance recoverable on unpaid losses.......................      (479)       (4,172)
      Prepaid reinsurance premiums...................................    (3,427)         (105)
      Deferred policy acquisition costs..............................       419            11
      Other assets...................................................    (1,135)          (97)
      Unpaid losses and loss adjustment expenses.....................     1,410         2,281
      Unearned premiums..............................................     1,166           125
      Policyholder deposits..........................................        80            77
      Accrued taxes and other payables...............................    (2,420)       (1,005)
      Premiums payable...............................................     3,570          (845)
      Litigation liabilities.........................................       126           190
                                                                      ----------    ----------
    Cash provided by (applied to) operating activities...............     9,390        (4,356)
                                                                      ----------    ----------
INVESTING ACTIVITIES
  Fixed maturities available for sale:
    Purchases........................................................    (6,589)       (5,042)
    Sales............................................................         -         3,048
    Maturities.......................................................     1,538         4,467
  Cost of property and equipment purchased...........................    (1,140)         (262)
  Proceeds from sale of property and equipment.......................        18            46
                                                                      ----------    ----------
    Cash provided by (applied to) investing activities...............    (6,173)        2,257
                                                                      ----------    ----------
FINANCING ACTIVITIES
  Payments on notes payable..........................................         -          (476)
                                                                      ----------    ----------
    Cash applied to financing activities.............................         -          (476)
                                                                      ----------    ----------
Increase (decrease) in cash and cash equivalents during the period...     3,217        (2,575)
Cash and cash equivalents at beginning of period.....................     8,456        10,383
                                                                      ----------    ----------
Cash and cash equivalents at end of period........................... $  11,673     $   7,808
                                                                      ==========    ==========


See accompanying Notes to Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year.

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

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Court aggregating, with interest, $820,185. DuraRock Underwriters, Ltd. ("DuraRock"), an affiliate of CenTra, claimed $725,000 was owed to it under certain reinsurance treaties. That claim was settled in January 2000 with NAICO and NAICO Indemnity paying $137,500 to DuraRock. The settlement was accrued for by NAICO and NAICO Indemnity in 1999.

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

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Court, and filed the initial appellate brief on September 9, 1998. The appeals are being considered by the U.S. Court of Appeals for the 10th Circuit. The CenTra Group's appeals are based upon the Oklahoma Court's failure to award prejudgment interest, the Oklahoma Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Court's modification of the judgment for $6,882,500 to require CenTra to return shares of the Company's stock upon payment of the judgment, and the Oklahoma Court's denial of attorney fees. The Company believes the appeal of this last issue is untimely and therefore barred by law. The Company elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered have all filed appeals.

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

     In the CenTra litigation, certain officers and directors of the Company were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of March 31, 2000. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from the D&O Insurer. As a result of various events in 1995, 1996 and 1997, the Company recorded estimated recoveries of costs from its D&O Insurer totaling $4,500,000 for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. The Company received payment for a 1995 claim during 1996 in the amount of $795,000. The balance is included in other assets in the Company's consolidated balance sheets. The Company is entitled to a total of $5 million under the applicable insurance policy to the extent it has advanced reimbursable expenses. The Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case.

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


NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,142,625 and 1,660,125 common shares at March 31, 2000 and 1999, respectively, which were rescinded through litigation during 1997 but are still outstanding, and exclude 544,475 common shares held by a subsidiary of the Company on March 31, 1999. The numerator for basic and diluted earnings per share is equal to the net income (loss) for the respective period.

     The following table sets forth the computation of the denominator for basic and diluted earnings (loss) per share:

                                                                MARCH 31, 2000   MARCH 31, 1999
                                                                --------------   --------------
                                                                         (In thousands)
     Denominator for basic earnings (loss) per
       common share - weighted average shares..................         4,428            6,417

     Effect of dilutive securities -
       non-employee director stock options.....................            17               18
                                                                --------------   --------------
     Denominator for diluted earnings (loss) per
       common share - adjusted weighted average
       shares and assumed conversions..........................         4,445            6,435
                                                                ==============   ==============


NOTE 4.  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

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

NOTE 5.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three-month periods ended March 31, 2000 and 1999:

                                                  Property
                                                    and        All    Intersegment  Reported
                                         Agency   casualty    Other   eliminations  balances
                                       --------- ---------- --------- ------------ ----------
                                                         (In thousands)
THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers (1).. $    314  $  29,093  $     66  $         -  $  29,473
Intersegment revenues.................    1,792         37        41       (1,870)         -
Segment profit (loss) before
  income taxes (2)....................     (256)    (1,213)     (383)           -     (1,852)
Segment assets........................ $  5,121  $ 275,949  $    460  $    (9,765) $ 271,765

THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers (1).. $    350  $  21,049  $     86  $         -  $  21,485
Intersegment revenues.................    1,653         51        39       (1,743)         -
Segment profit (loss) before
  income taxes (2)....................     (113)     1,459      (399)           -        947
Segment assets........................ $  5,069  $ 243,090  $  4,920  $   (17,216) $ 235,863


(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.

     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
                                                                 (In thousands)
INSURANCE PROGRAM
-----------------
NET PREMIUMS EARNED
Standard property and casualty........................... $    20,817     $    12,115
Political subdivisions...................................       4,388           3,782
Surety bonds.............................................       2,837           2,881
Group accident and health................................         955           2,299
Other....................................................          78             (39)
                                                          ------------    ------------
                                                          $    29,075     $    21,038
                                                          ============    ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty........................... $    15,118     $     8,929
Political subdivisions...................................       3,370           2,836
Surety bonds.............................................         691             310
Group accident and health................................       1,702           1,556
Other....................................................         (81)           (180)
                                                          ------------    ------------
                                                          $    20,800     $    13,451
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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three month periods ended March 31, 2000 and 1999:


                                            GROSS PREMIUMS EARNED   NET PREMIUMS EARNED
                                            ---------------------   ---------------------
     THREE MONTHS ENDED MARCH 31,              2000       1999         2000       1999
     ----------------------------           ---------- ----------   ---------- ----------
                                                           (In thousands)
     Standard property and casualty........ $  30,707  $  21,635    $  20,817  $  12,115
     Political subdivisions................     8,152      7,181        4,388      3,782
     Surety bonds..........................     4,009      3,555        2,837      2,881
     Group accident and health.............     1,011      2,609          955      2,299
     Other.................................        84          6           78        (39)
                                            ---------- ----------   ---------- ----------
     TOTAL................................. $  43,963  $  34,986    $  29,075  $  21,038
                                            ========== ==========   ========== ==========

     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased $9.0 million or 26% in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily attributable to increased written premium production in Texas and Oklahoma, as NAICO continues to expand its programs in these states. Net premiums earned, after such reductions, increased $8.0 million or 38% in the first quarter of 2000 compared to the first quarter of 1999 due to the increase in written premium production, and to an increase in the amount of risk retained in the 2000 quarter for the Company's workers compensation line of business.

     Gross premiums earned in the standard property and casualty program increased $9.1 million or 42% in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily attributable to increased written premium production in Texas. Net premiums earned increased $8.7 million or 72% in the first quarter of 2000 versus the first quarter of 1999 due to the increase in written premium production, and to the increase in the amount of risk retained for the workers compensation portion of the program.

     Gross premiums earned in the political subdivisions program increased $971,000 or 14% in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily attributable to increased written premium production in the school districts portion of the program in Oklahoma. Net premiums earned in the political subdivisions program increased $606,000 or 16% in the first quarter of 2000 versus the first quarter of 1999.

     Gross premiums earned in the surety bond program increased $454,000 or 13% in the first quarter of 2000 compared to the first quarter of 1999. Approximately $629,000 of the gross premiums earned in the first quarter of 2000 relates to a new program that is 100% reinsured by an unaffiliated reinsurer. Excluding this new program, gross premiums earned decreased $175,000 or 5% from the 1999 quarter. Net premiums earned in the surety bond program decreased $44,000 or 2% in the first quarter of 2000 versus the first quarter of 1999.

     Gross premiums earned in the group accident and health program decreased $1.6 million or 61% in the first quarter of 2000 versus the first quarter of 1999. Net premiums earned for this program decreased $1.3 million or 58% in the first quarter of 2000 versus the first quarter of 1999. NAICO discontinued writing new policies for the excess portion of the group accident and health program effective April 1, 1999. NAICO is currently evaluating the fully insured portion of the program and may modify or discontinue it during 2000.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2000, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 9% invested in cash and money market instruments. The Company's portfolio contains no junk bonds or real estate investments.

     Net interest income increased $95,000 or 7% in the first quarter of 2000 versus the first quarter of 1999 due primarily to an increase in invested assets. Invested assets increased from $114.3 million at March 31, 1999 to $126.6 million at March 31, 2000 due primarily to the collection of $12.9 million in January 2000 related to two reinsurance treaties which were rescinded in the fourth quarter of 1999. The Company had no net realized investment gains or losses during the first quarter of 2000, compared to a net realized gain of $50,000 in the first quarter of 1999.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased $49,000 or 11% in the first quarter of 2000 versus the first quarter of 1999. The majority of the Company's income from commissions, fees and other income are from LaGere and Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $2.1 million in the first quarter of 2000 versus $2.0 million in the first quarter of 1999. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 71.5% for the first quarter of 2000 versus 63.9% in the first quarter of 1999. The increase in the 2000 loss ratio was primarily the result of adverse loss experience in the group accident and health program. Excluding the underwriting results of the group accident program, the loss ratio for the first quarter of 2000 was 67.9% versus 63.5% in the year ago quarter. In addition, a lower proportion of net premiums earned in the surety bond program resulted in a higher loss ratio in the 2000 quarter. Surety bonds have historically had a lower loss ratio than the Company's other lines of business, which is normal for the industry. Weather-related losses from wind and hail totaled $594,000 in the first quarter of 2000 and increased the loss ratio by 2.0 percentage points. Weather-related losses totaled $441,000 in the first quarter of 1999, and increased the 1999 loss ratio by 2.1 percentage points.

POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies and premium-related assessments and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from the reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses.

     The following table sets forth the Company's policy acquisition costs for each of the three month periods ended March 31, 2000 and 1999:

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
                                                                 (In thousands)
       Commissions expense............................... $     5,259     $     4,438
       Other premium related assessments.................         403             400
       Premium taxes.....................................         975             426
       Excise taxes......................................         110              46
       Dividends to policyholders........................         101              87
       Other expense.....................................          42              30
                                                          ------------    ------------
       Total direct expenses.............................       6,890           5,427

       Indirect underwriting expenses....................       4,078           3,824
       Commission received from reinsurers...............      (3,689)         (4,215)
       Adjustment for deferred acquisition costs.........         419              11
                                                          ------------    ------------
       Net policy acquisition costs...................... $     7,698     $     5,047
                                                          ============    ============

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.3% for the first quarter of 2000 versus 26.3% for the first quarter of 1999. Commission expense as a percentage of gross written and assumed premiums was 11.7% for the first quarter of 2000 versus 12.6% for the 1999 quarter. Premium taxes increased $549,000 or 129% in the first quarter of 2000 compared to the 1999 quarter due to the increase in written premiums and to a refund of $392,000 which was received in the 1999 quarter for premium taxes paid in a prior year.

     Indirect underwriting expenses were 9.0% and 10.9% of total direct written and assumed premiums in the three month periods ended March 31, 2000
and 1999, respectively.   Indirect expenses include general overhead and
administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.9% and 8.4% of gross premiums earned and commissions, fees and other income in the first quarter of 2000 and 1999, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $338,000 or 148% in the first quarter of 2000 versus the first quarter of 1999. The increase was primarily due to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by the Company's subsidiary Chandler (U.S.A.), Inc.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the on-going legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra"). Litigation expenses decreased $32,000 or 12% in the first quarter of 2000 compared to the first quarter of 1999. Increased or renewed activity could result in greater litigation expenses in 2000 or future years. See Note 2 to Interim Consolidated Financial Statements.

INCOME TAX PROVISION OR BENEFIT

     The provision for or benefit from federal income taxes of the consolidated U.S. subsidiaries varies with the level of income or loss before income taxes of such subsidiaries. The provision or benefit relative to the consolidated income before income taxes will also vary dependent on the contribution to income before income taxes by the consolidated U.S. subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2000, the Company provided $9.4 million in cash from operations due primarily to the collection of certain receivables totaling approximately $12.9 million in the 2000 quarter that were related to the rescission of two reinsurance treaties during the fourth quarter of 1999. In the first quarter of 1999, the Company used $4.4 million in cash from operations due primarily to increases in premiums receivable and reinsurance recoverables, less an increase in unpaid losses and loss adjustment expenses, which generally correspond to the increase in written premiums in the 1999 quarter and to the purchase of additional reinsurance coverages in 1998.

     Book value per share was $15.06 at March 31, 2000 based on 3,285,408 shares (after giving effect to 1,142,625 shares rescinded through litigation) compared to $15.45 at December 31, 1999.

                                                                       PAGE 13
YEAR 2000 READINESS DISCLOSURES

     The Company began work in 1995 to prepare its financial, information and other computer-based systems for the year 2000, including updating existing legacy systems, and such work was completed prior to the end of 1999.
Through the first four months of the year 2000, the Company had not experienced any significant problems or disruptions related to year 2000 problems. The Company is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with the Company. While it is possible that certain year 2000 problems may exist but have not yet materialized, the Company does not currently expect any year 2000 problems to be encountered in the future that would have a material adverse effect on the operating results of the Company.

     The Company continues to study the complex issues related to insurance coverage for losses arising from the myriad potential fact situations connected with year 2000 problems and NAICO's liability to its insureds. The Company believes that the coverages NAICO provides do not extend to the types of losses which are most likely to occur as a result of year 2000 problems. No claims for year 2000 problems have been reported to NAICO and NAICO has made no provisions for loss reserves based on potential year 2000 problems. It is possible that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage for losses attributable to year 2000 problems. Such decisions or legislation could have a material adverse impact on the Company. It is also possible that NAICO may incur expenses defending claims for which it is ultimately determined there is no insurance coverage.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         The Annual Meeting of Shareholders of Chandler Insurance Company, Ltd., will be held at the Marriott Hotel in Grand Cayman, Cayman Islands, on Monday, June 5, 2000 at 10:00 a.m. local time, for the following purposes:

         1. To elect eight directors to serve until the next annual meeting of shareholders;

         2. To approve the Company's Directors Stock Option and Stock Grant Plan, which authorizes up to 260,000 Common Shares of the Company to be issued upon stock grants and exercises of options granted under that plan; and

         3. To transact such other business as may properly come before the Annual Meeting or any adjournment or postponement thereof.

         Only shareholders of record at the close of business on April 24, 2000 are entitled to notice of, and to vote at, the meeting or any adjournments or postponements thereof.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                                                       PAGE 15
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 9, 2000                CHANDLER INSURANCE COMPANY, LTD.


                                 By:  /s/ W. Brent LaGere
                                      ---------------------------------------
                                      W. Brent LaGere
                                      Chairman of the Board, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                 By:  /s/ Mark C. Hart
                                      ---------------------------------------
                                      Mark C. Hart
                                      Vice President - Accounting & Treasurer
                                      (Principal Accounting Officer)