Form 10-Q
period 2000-06-30
CHANDLER INSURANCE CO LTD
filed 2000-08-08
CIK 792854

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

                    For the Quarterly Period Ended June 30, 2000

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
     The number of common shares, $1.67 par value, of the registrant outstanding on July 31, 2000 was 4,428,033, which includes 1,142,625 common shares which were rescinded through litigation and are held by a court.

===============================================================================

                                                                       PAGE i

                        CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999........1

Consolidated Statements of Operations for the three months
  ended June 30, 2000 and 1999...............................................2

Consolidated Statements of Operations for the six months
  ended June 30, 2000 and 1999...............................................3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2000 and 1999........................................4

Consolidated Statements of Comprehensive Income for the six
  months ended June 30, 2000 and 1999........................................5

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2000 and 1999...............................................6

Notes to Interim Consolidated Financial Statements...........................7

ITEM 2
------

Management's Discussion and Analysis of Financial Condition and
  Results of Operations.....................................................11

PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings................................................16

Item 2     Changes in Securities............................................16

Item 3     Defaults Upon Senior Securities..................................16

Item 4     Submission of Matters to a Vote of Security Holders..............16

Item 5     Other Information................................................16

Item 6     Exhibits and Reports on Form 8-K.................................16

Signatures..................................................................17

                        CHANDLER INSURANCE COMPANY, LTD.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                    June 30,    December 31,
                                                                      2000          1999
                                                                  ------------  ------------
ASSETS                                                            (Unaudited)
Investments
  Fixed maturities available for sale, at fair value..............$   107,631   $   108,709
  Fixed maturities held to maturity, at amortized cost (fair
    value $1,074 and $1,039 in 2000 and 1999, respectively) ......      1,020           984
  Equity securities available for sale, at fair value ............        306           306
                                                                  ------------  ------------
    Total investments ............................................    108,957       109,999
Cash and cash equivalents ........................................     12,056         8,456
Premiums receivable, less allowance for non-collection
  of $409 and $263 at 2000 and 1999, respectively ................     35,452        47,721
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 2000 and 1999 ........................      7,170         3,281
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $355 and $302 at 2000 and 1999, respectively..     40,273        37,539
Prepaid reinsurance premiums .....................................     22,233        19,960
Deferred policy acquisition costs ................................      6,808         6,488
Property and equipment, net ......................................     12,646        10,765
Licenses, net ....................................................      3,969         4,044
Excess of cost over net assets acquired, net .....................      3,632         3,955
Other assets .....................................................     19,147        16,912
                                                                  ------------  ------------
Total assets .....................................................$   272,343   $   269,120
                                                                  ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses .....................$   102,077   $    98,460
  Unearned premiums ..............................................     68,994        67,769
  Policyholder deposits ..........................................      5,307         5,135
  Accrued taxes and other payables ...............................      6,695         6,796
  Premiums payable ...............................................      6,941         7,312
  Litigation liabilities .........................................      9,163         8,905
  Debentures .....................................................     24,000        24,000
                                                                  ------------  ------------
    Total liabilities ............................................    223,177       218,377
                                                                  ------------  ------------
Shareholders' equity
  Common stock, $1.67 par value, 10,000,000 shares
    authorized; 4,428,033 shares issued and outstanding ..........      7,395         7,395
  Paid-in surplus ................................................     21,380        21,380
  Capital redemption reserve .....................................        947           947
  Retained earnings ..............................................     28,719        30,479
  Less:  Stock rescinded through litigation (1,142,625 shares) ...     (6,883)       (6,883)
  Accumulated other comprehensive loss:
    Unrealized loss on investments available for sale,
      net of deferred income taxes ...............................     (2,392)       (2,575)
                                                                  ------------  ------------
    Total shareholders' equity ...................................     49,166        50,743
                                                                  ------------  ------------
Total liabilities and shareholders' equity .......................$   272,343   $   269,120
                                                                  ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                            For the three months
                                                               ended June 30,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed ....................$  46,808     $  39,708
  Reinsurance premiums ceded .............................  (15,457)      (17,474)
                                                          ----------    ----------
    Net premiums written and assumed .....................   31,351        22,234
  Increase in unearned premiums ..........................   (1,212)       (1,578)
                                                          ----------    ----------
    Net premiums earned ..................................   30,139        20,656

Interest income, net .....................................    1,402         1,315
Commissions, fees and other income .......................      365           416
                                                          ----------    ----------
    Total premiums and other revenues ....................   31,906        22,387
                                                          ----------    ----------
Operating costs and expenses
  Losses and loss adjustment expenses ....................   21,236        14,687
  Policy acquisition costs ...............................    7,941         6,252
  General and administrative expenses ....................    3,155         2,938
  Interest expense .......................................      565           213
  Litigation expenses, net ...............................      205           191
                                                          ----------    ----------
    Total operating costs and expenses ...................   33,102        24,281
                                                          ----------    ----------
Loss before income taxes .................................   (1,196)       (1,894)
Federal income tax benefit of consolidated
  U.S. subsidiaries ......................................      699           739
                                                          ----------    ----------
Net loss .................................................$    (497)    $  (1,155)
                                                          ==========    ==========
Basic and diluted loss per common share ..................$   (0.11)    $   (0.18)

Basic weighted average common shares outstanding .........    4,428         6,417
Diluted weighted average common shares outstanding .......    4,446         6,435


See accompanying Notes to Interim Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                             For the six months
                                                               ended June 30,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed ....................$  91,937     $  74,819
  Reinsurance premiums ceded .............................  (33,771)      (31,527)
                                                          ----------    ----------
    Net premiums written and assumed .....................   58,166        43,292
  Decrease (increase) in unearned premiums ...............    1,048        (1,598)
                                                          ----------    ----------
    Net premiums earned ..................................   59,214        41,694
Interest income, net .....................................    2,880         2,698
Realized investment gains, net ...........................        -            50
Commissions, fees and other income .......................      763           863
                                                          ----------    ----------
    Total premiums and other revenues ....................   62,857        45,305
                                                          ----------    ----------
Operating costs and expenses
  Losses and loss adjustment expenses ....................   42,036        28,138
  Policy acquisition costs ...............................   15,639        11,299
  General and administrative expenses ....................    6,667         5,924
  Interest expense .......................................    1,131           441
  Litigation expenses, net ...............................      432           450
                                                          ----------    ----------
    Total operating costs and expenses ...................   65,905        46,252
                                                          ----------    ----------
Loss before income taxes .................................   (3,048)         (947)
Federal income tax benefit of consolidated
  U.S. subsidiaries ......................................    1,288           317
                                                          ----------    ----------
Net loss .................................................$  (1,760)    $    (630)
                                                          ==========    ==========
Basic and diluted loss per common share ..................$   (0.40)    $   (0.10)

Basic weighted average common shares outstanding .........    4,428         6,417
Diluted weighted average common shares outstanding .......    4,446         6,435

See accompanying Notes to Interim Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                                 For the three months
                                                                    ended June 30,
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------
Net loss ......................................................$    (497)    $  (1,155)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...      285        (1,734)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax ..........      285        (1,734)

Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................      (78)          468
                                                               ----------    ----------
Other comprehensive income (loss), net of tax .................      207        (1,266)
                                                               ----------    ----------
Comprehensive loss ............................................$    (290)    $  (2,421)
                                                               ==========    ==========


See accompanying Notes to Interim Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                                  For the six months
                                                                    ended June 30,
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------
Net loss ......................................................$  (1,760)    $    (630)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...      257        (3,134)
    Less: Reclassification adjustment for gains
      included in net income ..................................        -           (50)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax ..........      257        (3,184)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................      (74)          884
                                                               ----------    ----------
Other comprehensive income (loss), net of income tax ..........      183        (2,300)
                                                               ----------    ----------
Comprehensive loss ............................................$  (1,577)    $  (2,930)
                                                               ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                        For the six months
                                                                          ended June 30,
                                                                     ------------------------
                                                                        2000          1999
                                                                     ----------    ----------
OPERATING ACTIVITIES:
Net loss ............................................................$  (1,760)    $    (630)
  Add (deduct):
  Adjustments to reconcile net loss to cash provided by
    (applied to) operating activities:
    Realized investment gains, net ...................................       -           (50)
    Net losses on sale of equipment ..................................       3             6
    Amortization and depreciation ....................................   1,189         1,130
    Provision for non-collection of premiums .........................      75            96
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ............................................  12,194        (4,957)
      Reinsurance recoverable on paid losses .........................  (3,882)          591
      Reinsurance recoverable on unpaid losses .......................  (2,741)      (18,096)
      Prepaid reinsurance premiums ...................................  (2,273)         (890)
      Deferred policy acquisition costs ..............................    (320)         (131)
      Other assets ...................................................  (2,366)       (1,216)
      Unpaid losses and loss adjustment expenses .....................   3,617        14,511
      Unearned premiums ..............................................   1,225         2,488
      Policyholder deposits ..........................................     172           285
      Accrued taxes and other payables ...............................    (101)          373
      Premiums payable ...............................................    (371)           86
      Litigation liabilities .........................................     258           390
                                                                     ----------    ----------
    Cash provided by (applied to) operating activities ...............   4,919        (6,014)
                                                                     ----------    ----------
INVESTING ACTIVITIES:
  Fixed maturities available for sale:
    Purchases .......................................................  (14,153)       (8,137)
    Sales ...........................................................        -         3,048
    Maturities ......................................................   15,253         7,498
  Cost of property and equipment purchased ..........................   (2,437)         (873)
  Proceeds from sale of property and equipment ......................       18            73
                                                                     ----------    ----------
    Cash provided by (applied to) investing activities ..............   (1,319)        1,609
                                                                     ----------    ----------
FINANCING ACTIVITIES:
  Payments on notes payable .........................................        -          (958)
                                                                     ----------    ----------
    Cash applied to financing activities ............................        -          (958)
                                                                     ----------    ----------
Increase (decrease) in cash and cash equivalents during the period ..    3,600        (5,363)
Cash and cash equivalents at beginning of period ....................    8,456        10,383
                                                                     ----------    ----------
Cash and cash equivalents at end of period ..........................$  12,056     $   5,020
                                                                     ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior year amounts have been made to conform to the 2000 presentation.

     The consolidated financial statements include the accounts of Chandler Insurance Company, Ltd. ("Chandler" or the "Company") and all subsidiaries. The following represents the significant subsidiaries:

     - Chandler Insurance (Barbados), Ltd. ("Chandler Barbados"), a wholly owned subsidiary of the Company.

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

     On March 25, 1997, the U.S. District Court for the District of Nebraska ("Nebraska Court") ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them. The CenTra defendants owned or controlled 3,133,450 Chandler shares. The Nebraska Court approved a divestiture plan submitted by NAICO (the "NAICO Plan") which called for the Company to acquire and cancel the shares of Chandler stock owned by the CenTra Group. During December 1999, the Company acquired 1,989,200 shares of its stock in exchange for payment of $15,204,758. These shares were canceled upon acquisition by the Company. The Nebraska Court continues to hold 1,142,625 shares pending the outcome of CenTra's appeal of a judgment by the U.S. District Court in Oklahoma City, Oklahoma ("Oklahoma Court") regarding these shares. Based on the April 22, 1997 judgment and subsequent actions by the Oklahoma Court, the Company previously recorded the return of the 1,142,625 shares as a decrease to shareholders' equity during 1997. Following the conclusion of the appeal, the Nebraska Court will determine the method of divestiture of these shares. The Company cannot predict when the appellate court will rule on the appeal.

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

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a wholly owned subsidiary of the Company, and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma lawsuit described previously. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contend that the Oklahoma Court's adjudication is conclusive as to all claims. The lawsuits have been consolidated and have been assigned to the same judge who presided over the action in the Oklahoma Court. Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Court.

     In the CenTra litigation, certain officers and directors of the Company were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of June 30, 2000. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from the Company's director and officer liability insurance policy ("D&O Insurer"). As a result of various events in 1995, 1996 and 1997, the Company recorded estimated recoveries of costs from its D&O Insurer totaling $4,500,000 for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. The Company received payment for a 1995 claim during 1996 in the amount of $795,000. The balance is included in other assets in the Company's consolidated balance sheets. The Company is entitled to a total of $5 million under the applicable insurance policy to the extent it has advanced reimbursable expenses. The Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case.

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

GOING PRIVATE LITIGATION

     On June 1, 2000, Brent LaGere, Chairman and CEO of the Company, announced a plan led by senior company management and key stockholders of the Company which would result in the Company becoming privately held. At a regularly scheduled meeting of the Company's board of directors held on June 5, 2000, Robert L. Rice, James M. Jacoby and Paul A. Maestri were appointed as a special committee of the board for the purpose of considering the concept and fairness of the announced plan. On June 30, 2000, the Company announced that three civil lawsuits were filed against the Company, its indirect subsidiary Chandler USA, and all of the Company's directors on June 5 and 6, 2000. The suits allege that the plans announced on June 1, 2000 to take the Company private are detrimental to the public shareholders. The suits also request that they be certified as class actions and that the court enter a temporary restraining order to prevent completion of the announced plan. The suits also allege that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. The Company has not yet responded to these lawsuits but plans to file timely responses denying the allegations. On June 12, 2000, CenTra made similar allegations in an already pending lawsuit in the Nebraska Court involving a court-ordered divestiture of the Company's shares owned by CenTra. CenTra requested that the court enjoin and restrain Mr. LaGere and others from completing the announced plans. On July 20, 2000, the Nebraska Court denied CenTra's request. On June 27, 2000, CenTra filed a similar request in an already pending case in the Oklahoma Court. The Company has responded, but the Oklahoma Court has not ruled.

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,142,625 and 1,660,125 common shares at June 30, 2000 and 1999, respectively, which were rescinded through litigation during 1997 but are still outstanding, and exclude 524,475 common shares held by a subsidiary of the Company at June 30, 1999. The numerator for basic and diluted earnings per share is equal to the net income (loss) for the respective period.

The following table sets forth the computation of the denominator for basic and diluted earnings (loss) per share:

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          --------------------------- --------------------------
                                              2000           1999         2000          1999
                                          ------------   ------------ ------------  ------------
                                                               (In thousands)
Denominator for basic earnings per share-
  Weighted average shares ................      4,428          6,417        4,428         6,417
Effect of dilutive securities -
  Stock options ..........................         18             18           18            18
                                          ------------   ------------ ------------  ------------
Denominator for diluted earnings per share-
  Adjusted weighted average shares
    and assumed conversions ..............      4,446          6,435        4,446         6,435
                                          ============   ============ ============  ============


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

                                                                       PAGE 10
NOTE 5.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and six-month periods ended June 30, 2000 and 1999:

                                                  Property
                                                    and        All    Intersegment  Reported
                                         Agency   casualty    Other   eliminations  balances
                                       --------- ---------- --------- ------------ ----------
                                                         (In thousands)
THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers (1)...$    298  $  30,140  $     66  $         -  $  30,504
Intersegment revenues..................   1,616         73        41       (1,730)         -
Segment profit (loss) before
  income taxes (2).....................     (77)      (757)     (362)           -     (1,196)

THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers (1)...$    356  $  20,652  $     64  $         -  $  21,072
Intersegment revenues..................   1,672         71        43       (1,786)         -
Segment profit (loss) before
  income taxes (2).....................       7     (1,547)     (337)         (17)    (1,894)

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers (1)...$    612  $  59,233  $    132  $         -  $  59,977
Intersegment revenues..................   3,408        110        82       (3,600)         -
Segment profit (loss) before
  income taxes (2).....................    (333)    (1,970)     (745)           -     (3,048)
Segment assets.........................   5,439    276,737       462      (10,295)   272,343

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers (1)...$    707  $  41,700  $    150  $         -  $  42,557
Intersegment revenues..................   3,325        121        82       (3,528)         -
Segment profit (loss) before
  income taxes (2).....................    (105)       (89)     (736)         (17)      (947)
Segment assets.........................   5,045    256,273     4,359      (15,407)   250,270


---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          --------------------------- --------------------------
                                              2000           1999         2000          1999
                                          ------------   ------------ ------------  ------------
                                                               (In thousands)
INSURANCE PROGRAM
------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ...........$    22,271    $    12,112  $    43,089   $    24,227
Political subdivisions ...................      4,305          3,714        8,693         7,495
Surety bonds .............................      2,588          2,562        5,425         5,443
Group accident and health ................        820          2,317        1,775         4,616
Other ....................................        155            (49)         232           (87)
                                          ------------   ------------ ------------  ------------
                                          $    30,139    $    20,656  $    59,214   $    41,694
                                          ============   ============ ============  ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ...........$    15,877    $     8,524  $    30,994   $    17,453
Political subdivisions ...................      3,390          4,489        6,760         7,325
Surety bonds .............................        769            (38)       1,460           272
Group accident and health ................      1,145          1,929        2,846         3,485
Other ....................................         55           (217)         (24)         (397)
                                          ------------   ------------ ------------  ------------
                                          $    21,236    $    14,687  $    42,036   $    28,138
                                          ============   ============ ============  ============

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents;
(vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of National American Insurance Company ("NAICO") to maintain favorable insurance company ratings; and (ix) other factors including the ongoing litigation matters involving a significant concentration of ownership of common stock.

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2000 and 1999:

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED JUNE 30,               2000           1999           2000          1999
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    33,887    $    24,004    $    22,271   $    12,112
Political subdivisions .............        8,527          7,314          4,305         3,714
Surety bonds .......................        3,313          3,399          2,588         2,562
Group accident and health ..........          868          2,600            820         2,317
Other ..............................          154             28            155           (49)
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    46,749    $    37,345    $    30,139   $    20,656
                                      ============   ============   ============  ============

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
SIX MONTHS ENDED JUNE 30,                 2000           1999           2000          1999
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    64,594    $    45,639    $    43,089   $    24,227
Political subdivisions .............       16,679         14,495          8,693         7,495
Surety bonds .......................        7,322          6,953          5,425         5,443
Group accident and health ..........        1,879          5,208          1,775         4,616
Other ..............................          238             36            232           (87)
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    90,712    $    72,331    $    59,214   $    41,694
                                      ============   ============   ============  ============

     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased $9.4 million or 25% in the second quarter of 2000 compared to the second quarter of 1999. Gross premiums earned for the first six months of 2000 increased $18.4 million or 25% compared to the first six months of 1999. The increases are primarily attributable to increased written premium production in Texas and Oklahoma. Net premiums earned increased $9.5 million or 46% in the second quarter of 2000 compared to the second quarter of 1999, and increased $17.5 million or 42% for the six months ended June 30, 2000 compared to the 1999 period. The increase in net premiums earned was due to the increase in written premium production, and to an increase in the amount of risk retained in the 2000 periods for the Company's workers compensation line of business.

     Gross premiums earned in the standard property and casualty program increased $9.9 million or 41% in the second quarter of 2000 compared to the second quarter of 1999, and increased $19.0 million or 42% for the six months ended June 30, 2000 compared to the 1999 period. The increases are primarily attributable to increased written premium production in Texas along with rate increases. Net premiums earned in the standard property and casualty program increased $10.2 million or 84% in the second quarter of 2000 compared to the second quarter of 1999, and increased $18.9 million or 78% for the six months ended June 30, 2000 compared to the 1999 period. The increase in net premiums earned was due to the increase in written premium production, and to the increase in the amount of risk retained for the workers compensation portion of the program along with rate increases.

     Gross premiums earned in the political subdivisions program increased $1.2 million or 17% in the second quarter of 2000 compared to the second quarter of 1999, and increased $2.2 million or 15% for the six months ended June 30, 2000 compared to the 1999 period. The increases are primarily attributable to increased written premium production resulting from new business as well as rate increases in the school districts portion of the program in Oklahoma. Net premiums earned in the political subdivisions program increased $591,000 or 16% in the second quarter of 2000 compared to the second quarter of 1999, and increased $1.2 million or 16% for the six months ended June 30, 2000 compared to the 1999 period.

     Gross premiums earned in the surety bond program decreased $86,000 or 2.5% in the second quarter of 2000 compared to the second quarter of 1999, and increased $369,000 or 5.3% for the six months ended June 30, 2000 compared to the 1999 period. Approximately $140,000 and $769,000 of the gross premiums earned in the second quarter and first six months of 2000, respectively, relates to a new program that is 100% reinsured by an unaffiliated reinsurer. Excluding this new program, gross premiums earned decreased $226,000 and $400,000 in the second quarter and first six months of 2000, respectively, compared to the corresponding 1999 periods. Net premiums earned in the surety bond program were $2.6 million in the second quarter of 2000 and 1999, and were $5.4 million for the six month periods ended June 30, 2000 and 1999.

     Gross premiums earned in the group accident and health program decreased $1.7 million or 67% in the second quarter of 2000 compared to the second quarter of 1999, and decreased $3.3 million or 64% for the six months ended June 30, 2000 compared to the 1999 period. Net premiums earned in this program decreased $1.5 million or 65% in the second quarter of 2000 compared to the second quarter of 1999, and decreased $2.8 million or 62% for the six months ended June 30, 2000 compared to the 1999 periods. NAICO discontinued writing new policies for the excess portion of the group accident and health program effective April 1, 1999. NAICO is continuing to monitor this program and will increase rates and may discontinue the program.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2000, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 10% invested in cash and money market instruments. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income increased $87,000 or 7% in the second quarter of 2000 compared to the second quarter of 1999, and increased $182,000 or 7% for the six months ended June 30, 2000 compared to the 1999 period, due primarily to an increase in invested assets. Invested assets increased from $109.7 million at June 30, 1999 to $121.0 million at June 30, 2000 due primarily to the collection of $12.9 million in January 2000 related to two reinsurance treaties which were rescinded in the fourth quarter of 1999. The Company had no net realized investment gains or losses in the second quarter of 2000 and 1999, and had no net realized investment gains in the first six months of 2000 compared to $50,000 in the first six months of 1999.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased $51,000 or 12% in the second quarter of 2000 compared to the second quarter of 1999, and decreased $100,000 or 12% for the six months ended June 30, 2000 compared to the 1999 period. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary LaGere
& Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $1.9 million and $4.0 million in the second quarter and first six months of 2000, respectively, compared to $2.0 million and $4.0 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 70.5% and 71.0% for the quarter and six months ended June 30, 2000, compared to 71.1% and 67.5% in the comparable 1999 periods. Weather-related losses from wind and hail totaled $1.2 million and $1.8 million for the second quarter and first six months of 2000, respectively, and increased the respective loss ratios by 4.0 and 3.0 percentage points. Weather-related losses totaled $2.8 million and $3.2 million for the second quarter and first six months of 1999, respectively, and increased the respective loss ratios by 13.4 and 7.7 percentage points. The 1999 periods included $1.9 million in weather-related losses which resulted from the tornadoes, strong winds and hail that caused significant damage in Oklahoma on May 3, 1999. The decrease in weather-related losses in the 2000 periods was largely offset by the adverse loss experience in the group accident and health program and higher than normal losses in the Company's surety bond program.

                                                                       PAGE 14
POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies and premium-related assessments and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from the reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded.

     The following table sets forth the Company's policy acquisition costs for each of the three and six month periods ended June 30, 2000 and 1999:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             ----------------------  ----------------------
                                                2000        1999        2000        1999
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   5,731   $   5,704   $  10,990   $  10,142
Other premium related assessments ..........       410         288         813         688
Premium taxes ..............................     1,240         941       2,215       1,367
Excise taxes ...............................        90          53         201          99
Dividends to policyholders .................       100          70         201         157
Other expense ..............................        30          55          72          85
                                             ----------  ----------  ----------  ----------
Total direct expenses ......................     7,601       7,111      14,492      12,538
Indirect underwriting expenses .............     3,975       3,970       8,053       7,794
Commissions received from reinsurers .......    (2,897)     (4,687)     (6,586)     (8,902)
Adjustment for deferred acquisition costs ..      (738)       (142)       (320)       (131)
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   7,941   $   6,252   $  15,639   $  11,299
                                             ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.7% and 24.5% for the second quarter and first six months of 2000, respectively, compared to 27.9% and 27.2% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 12.2% and 12.0% in the second quarter and the first six months of 2000, respectively, compared to 14.4% and 13.6% in the corresponding 1999 periods. Premium taxes increased $299,000 and $848,000 in the second quarter and six months ended June 30, 2000, respectively, over the corresponding 1999 periods due to the increase in written premiums and to a refund of $392,000 which was received in the first quarter of 1999 for premium taxes paid in a prior year.

     Indirect underwriting expenses were 8.5% and 8.8% of total direct written and assumed premiums in the second quarter and first six months of 2000, respectively, compared to 10.0% and 10.4% in the corresponding 1999 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 6.7% and 7.3% of gross premiums earned and commissions, fees and other income in the second quarter and first six months of 2000, respectively, compared to 7.8% and 8.1% for the corresponding 1999 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $352,000 or 165% in the second quarter of 2000 compared to the second quarter of 1999, and increased $690,000 or 156% for the first six months of 2000 compared to the 1999 period. The increase was primarily due to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA.

LITIGATION AND LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra. Litigation expenses increased $14,000 or 7.3% in the second quarter of 2000 compared to the second quarter of 1999, and decreased $18,000 or 4.0% for the six months ended June 30, 2000 compared to the 1999 period. Increased or renewed activity could result in greater litigation expenses in 2000 or future years. See Note 2 to Interim Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2000, the Company provided $4.9 million in cash from operations due primarily to the collection of certain receivables totaling approximately $12.9 million in January of 2000 that were related to the rescission of two reinsurance treaties during the fourth quarter of 1999. Cash provided from operations was reduced by an increase in reinsurance recoverables, less an increase in unpaid losses and loss adjustment expenses, during the period which generally result from the increase in written premiums. The Company used $6.0 million in cash from operations during the first six months of 1999 due primarily to increases in premiums receivable and reinsurance recoverables, less an increase in unpaid losses, which generally resulted from the increase in written premiums in the 1999 period and to the purchase of additional reinsurance coverages in 1998.

     Book value per share was $14.97 at June 30, 2000 based on 3,285,408 shares (after giving effect to 1,142,625 shares rescinded through litigation) compared to $15.45 at December 31, 1999.

REGULATION - NAICO REDOMESTICATION

     Effective May 19, 2000, NAICO transferred its domicile from Nebraska to Oklahoma. NAICO's executive and administrative offices have been located in Chandler, Oklahoma since its acquisition by the Company in January 1987. Approximately 48% and 42% of NAICO's written premiums during 1999 and the first six months of 2000, respectively, were in the state of Oklahoma. As an Oklahoma corporation, NAICO and any person controlling NAICO, directly or indirectly, are subject to the insurance laws of Oklahoma including laws concerning the change or acquisition of control and payment of shareholder and policyholder dividends by NAICO, which are similar to the insurance laws of Nebraska. See Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

YEAR 2000 READINESS DISCLOSURES

     Through the first six months of the year 2000, the Company has not experienced any significant problems or disruptions related to year 2000 problems. The Company is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with the Company. While it is possible that certain year 2000 problems may exist but have not yet materialized, the Company does not currently expect any year 2000 problems to be encountered in the future that would have a material adverse effect on the operating results of the Company.

                                                                       PAGE 16
PART II.                             OTHER INFORMATION
                                     -----------------

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

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Registrant's 2000 Annual Meeting of Shareholders was held on June 5, 2000 in Grand Cayman, Cayman Islands.

         (b)  See (c)(i) below

         (c) (i) The following eight directors were elected to serve until the next annual meeting of the shareholders to be held in 2001:

                       NAME               FOR            WITHHELD
              ------------------------------------------------------
              W. Brent LaGere          3,155,895          21,425
              Mark T. Paden            3,155,895          21,425
              Brenda B. Watson         3,147,732          29,588
              Richard L. Evans         3,155,895          21,425
              James M. Jacoby          3,152,795          24,525
              Paul A. Maestri          3,155,795          21,525
              Robert L. Rice           3,155,795          21,525
              W. Scott Martin          3,155,895          21,425

              (ii) The Directors Stock Option and Stock Grant Plan ("Plan"), which authorizes up to 260,000 Common Shares of the Company to be issued upon stock grants and exercises of options granted under the Plan was approved by the shareholders. The holders of 2,398,169 shares voted in favor of the Plan; the holders of 116,647 shares voted against the Plan; and the holders of 10,387 shares abstained. There were 652,117 broker non-votes.

              The Company had 3,283,333 common shares issued and outstanding and entitled to be voted at the annual meeting.

Item 5.  Other Information
         -----------------

         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed two current reports on Form 8-K dated June 6, 2000 and June 30, 2000 responding to Item 5 of Form 8-K.

                                     SIGNATURES
                                     ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 2000              CHANDLER INSURANCE COMPANY, LTD.

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