Form 10-Q
period 2000-09-30
CHANDLER INSURANCE CO LTD
filed 2000-11-13
CIK 792854

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

                    For the Quarterly Period Ended September 30, 2000

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
     The number of common shares, $1.67 par value, of the registrant outstanding on October 31, 2000 was 4,428,033, which includes 1,142,625 common shares which were rescinded through litigation and are held by a court.

===============================================================================

                                                                       PAGE i

                        CHANDLER INSURANCE COMPANY, LTD.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------


Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..1

Consolidated Statements of Operations for the three months
  ended September 30, 2000 and 1999.........................................2

Consolidated Statements of Operations for the nine months
  ended September 30, 2000 and 1999.........................................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2000 and 1999..................................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2000 and 1999..................................5

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2000 and 1999.........................................6

Notes to Interim Consolidated Financial Statements..........................7

ITEM 2
------

Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................11


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

Item 3  Defaults Upon Senior Securities....................................16

Item 4  Submission of Matters to a Vote of Security Holders................16

Item 5  Other Information..................................................16

Item 6  Exhibits and Reports on Form 8-K...................................16

Signatures.................................................................17

                        CHANDLER INSURANCE COMPANY, LTD.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                    September 30,  December 31,
                                                                        2000           1999
                                                                    -------------  ------------
                                                                     (Unaudited)
ASSETS
Investments

  Fixed maturities available for sale, at fair value .............. $    113,709   $   108,709
  Fixed maturities held to maturity, at amortized cost (fair
    value $1,097 and $1,039 in 2000 and 1999, respectively) .......        1,038           984
  Equity securities available for sale, at fair value .............          442           306
                                                                    -------------  ------------
    Total investments .............................................      115,189       109,999
Cash and cash equivalents .........................................       16,363         8,456
Premiums receivable, less allowance for non-collection
  of $463 and $263 at 2000 and 1999, respectively .................       44,016        47,721
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 2000 and 1999 .........................        2,362         3,281
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $355 and $302 at 2000 and 1999, respectively...       38,025        37,539
Prepaid reinsurance premiums ......................................       27,702        19,960
Deferred policy acquisition costs .................................        7,366         6,488
Property and equipment, net .......................................       12,612        10,765
Licenses, net .....................................................        3,932         4,044
Excess of cost over net assets acquired, net ......................        3,296         3,955
Other assets ......................................................       19,175        16,912
                                                                    -------------  ------------
Total assets ...................................................... $    290,038   $   269,120
                                                                    =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ...................... $     99,748   $    98,460
  Unearned premiums ...............................................       83,366        67,769
  Policyholder deposits ...........................................        5,329         5,135
  Accrued taxes and other payables ................................        5,766         6,796
  Premiums payable ................................................       11,582         7,312
  Litigation liabilities ..........................................        9,263         8,905
  Debentures ......................................................       24,000        24,000
                                                                    -------------  ------------
    Total liabilities .............................................      239,054       218,377
                                                                    -------------  ------------
Shareholders' equity
  Common stock, $1.67 par value, 10,000,000 shares
    authorized; 4,428,033 shares issued and outstanding ...........        7,395         7,395
  Paid-in surplus .................................................       21,380        21,380
  Capital redemption reserve ......................................          947           947
  Retained earnings ...............................................       29,522        30,479
  Less:  Stock rescinded through litigation (1,142,625 shares) ....       (6,883)       (6,883)
  Accumulated other comprehensive loss:
    Unrealized loss on investments available for sale,
      net of deferred income taxes ................................       (1,377)       (2,575)
                                                                    -------------  ------------
    Total shareholders' equity ....................................       50,984        50,743
                                                                    -------------  ------------
Total liabilities and shareholders' equity ........................ $    290,038   $   269,120
                                                                    =============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                        CHANDLER INSURANCE COMPANY, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)

                                                            For the three months
                                                             ended September 30,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed ....................$  65,265     $  50,219
  Reinsurance premiums ceded .............................  (23,027)      (19,382)
                                                          ----------    ----------
    Net premiums written and assumed .....................   42,238        30,837
  Increase in unearned premiums ..........................   (8,903)       (8,472)
                                                          ----------    ----------
    Net premiums earned ..................................   33,335        22,365

Interest income, net .....................................    1,599         1,373
Realized investment gains, net ...........................      178             5
Commissions, fees and other income .......................      479           499
                                                          ----------    ----------
    Total premiums and other revenues ....................   35,591        24,242
                                                          ----------    ----------
Operating costs and expenses
  Losses and loss adjustment expenses ....................   22,039        16,382
  Policy acquisition costs ...............................    8,117         4,863
  General and administrative expenses ....................    3,833         3,086
  Interest expense .......................................      571           514
  Litigation expenses, net ...............................      153           233
                                                          ----------    ----------
    Total operating costs and expenses ...................   34,713        25,078
                                                          ----------    ----------
Income (loss) before income taxes ........................      878          (836)
Federal income tax benefit (provision) of consolidated
  U.S. subsidiaries ......................................      (75)          513
                                                          ----------    ----------
Net income (loss) ........................................$     803    $     (323)
                                                          ==========    ==========
Basic and diluted earnings (loss) per common share .......$    0.18    $    (0.05)

Basic weighted average common shares outstanding .........    4,428         6,417
Diluted weighted average common shares outstanding .......    4,444         6,433


See accompanying Notes to Interim Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                             For the nine months
                                                              ended September 30,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed ....................$ 157,202     $ 125,038
  Reinsurance premiums ceded .............................  (56,798)      (50,909)
                                                          ----------    ----------
    Net premiums written and assumed .....................  100,404        74,129
  Increase in unearned premiums ..........................   (7,855)      (10,070)
                                                          ----------    ----------
    Net premiums earned ..................................   92,549        64,059

Interest income, net .....................................    4,479         4,071
Realized investment gains, net ...........................      178            55
Commissions, fees and other income .......................    1,242         1,362
                                                          ----------    ----------
    Total premiums and other revenues ....................   98,448        69,547
                                                          ----------    ----------
Operating costs and expenses
  Losses and loss adjustment expenses ....................   64,075        44,520
  Policy acquisition costs ...............................   23,756        16,162
  General and administrative expenses ....................   10,500         9,010
  Interest expense .......................................    1,702           955
  Litigation expenses, net ...............................      585           683
                                                          ----------    ----------
    Total operating costs and expenses ...................  100,618        71,330
                                                          ----------    ----------
Loss before income taxes .................................   (2,170)       (1,783)
Federal income tax benefit of consolidated
  U.S. subsidiaries ......................................    1,213           830
                                                          ----------    ----------
Net loss .................................................$    (957)    $    (953)
                                                          ==========    ==========
Basic and diluted loss per common share ..................$   (0.22)    $   (0.15)

Basic weighted average common shares outstanding .........    4,428         6,417
Diluted weighted average common shares outstanding .......    4,445         6,434


See accompanying Notes to Interim Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                                 For the three months
                                                                  ended September 30,
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------
Net income (loss) .............................................$     803    $     (323)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...    1,554          (297)
    Less:  Reclassification adjustment for gains included
      in net income ...........................................     (178)           (5)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax ..........    1,376          (302)

Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................     (361)           71
                                                               ----------    ----------
Other comprehensive income (loss), net of tax .................    1,015          (231)
                                                               ----------    ----------
Comprehensive income (loss) ...................................$   1,818     $    (554)
                                                               ==========    ==========


See accompanying Notes to Interim Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                                  For the nine months
                                                                  ended September 30,
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------
Net loss ......................................................$    (957)    $    (953)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...    1,811        (3,431)
    Less: Reclassification adjustment for gains included
      in net income......... ..................................     (178)          (55)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax ..........    1,633        (3,486)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................     (435)          955
                                                               ----------    ----------
Other comprehensive income (loss), net of income tax ..........    1,198        (2,531)
                                                               ----------    ----------
Comprehensive income (loss) ...................................$     241     $  (3,484)
                                                               ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                        For the nine months
                                                                        ended September 30,
                                                                      ------------------------
                                                                         2000          1999
                                                                      ----------    ----------
OPERATING ACTIVITIES:
Net loss ............................................................ $    (957)    $    (953)
  Add (deduct):
  Adjustments to reconcile net loss to cash provided by
    operating activities:
    Realized investment gains, net ..................................      (178)          (55)
    Net losses on sale of equipment .................................         5             1
    Amortization and depreciation ...................................     1,949         1,746
    Provision for non-collection of premiums ........................       249           166
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ...........................................     3,456        (8,476)
      Reinsurance recoverable on paid losses ........................       903           352
      Reinsurance recoverable on unpaid losses ......................      (470)      (20,589)
      Prepaid reinsurance premiums ..................................    (7,742)       (4,731)
      Deferred policy acquisition costs .............................      (878)         (752)
      Other assets ..................................................    (2,783)       (1,233)
      Unpaid losses and loss adjustment expenses ....................     1,288        15,685
      Unearned premiums .............................................    15,597        14,801
      Policyholder deposits .........................................       194           756
      Accrued taxes and other payables ..............................    (1,030)          243
      Premiums payable ..............................................     4,270         4,497
      Litigation liabilities ........................................       358           592
                                                                      ----------    ----------
    Cash provided by operating activities ...........................    14,231         2,050
                                                                      ----------    ----------
INVESTING ACTIVITIES:
  Fixed maturities available for sale:
    Purchases .......................................................   (35,156)      (16,654)
    Sales ...........................................................     9,184         4,159
    Maturities ......................................................    22,348        15,820
  Fixed maturities held to maturity:
    Maturities.......................................................         -         1,000
  Cost of property and equipment purchased ..........................    (2,721)       (1,841)
  Proceeds from sale of property and equipment ......................        21            96
                                                                      ----------    ----------
    Cash provided by (applied to) investing activities ..............    (6,324)        2,580
                                                                      ----------    ----------
FINANCING ACTIVITIES:
  Proceeds from debentures...........................................         -        24,000
  Payments on notes payable .........................................         -        (9,410)
  Debt issue costs...................................................         -        (1,692)
                                                                      ----------    ----------
    Cash provided by financing activities ...........................         -        12,898
                                                                      ----------    ----------
Increase in cash and cash equivalents during the period .............     7,907        17,528
Cash and cash equivalents at beginning of period ....................     8,456        10,383
                                                                      ----------    ----------
Cash and cash equivalents at end of period .......................... $  16,363     $  27,911
                                                                      ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                         CHANDLER INSURANCE COMPANY, LTD.
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior year amounts have been made to conform to the 2000 presentation.

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

NOTE 2.  LITIGATION

CENTRA LITIGATION

     The Company and certain of its subsidiaries and affiliates have been involved in various matters of litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors (the "CenTra Group") since 1992. The CenTra Group has been a significant shareholder in the Company owning 49.2% of the Company's stock in July 1992. Three present or former executive officers of CenTra, Norman E. Harned, Ronald W. Lech and M. J. Moroun were directors of the Company until November 1999. On April 22, 1997, the U.S. District Court in Oklahoma City, Oklahoma (the "Oklahoma Federal Court") entered judgments in that litigation. Various appeals were taken from those judgments, but the judgments were affirmed on appeal.

     On March 25, 1997, the U.S. District Court for the District of Nebraska ("Nebraska Court") ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them. The CenTra defendants owned or controlled 3,133,450 Chandler shares. The Nebraska Court approved a divestiture plan submitted by NAICO (the "NAICO Plan") which called for the Company to acquire and cancel the shares of Chandler stock owned by the CenTra Group. During December 1999, the Company acquired 1,989,200 shares of its stock in exchange for payment of $15,204,758. These shares were canceled upon acquisition by the Company. On November 1, 2000, the Nebraska Court ordered that all remaining shares owned by CenTra be transferred to the Company by November 15, 2000 and that the Company simultaneously pay $6,882,500 in exchange for the shares. The Company previously recorded the return of the 1,142,625 shares as a decrease to shareholders' equity during 1997.

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a wholly owned subsidiary of the Company, and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma lawsuit described previously. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Federal Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contend that the Oklahoma Federal Court's adjudication is conclusive as to all claims. The lawsuits have been consolidated and have been assigned to the same judge who presided over the action in the Oklahoma Federal Court. Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Federal Court.

     In the CenTra litigation, certain officers and directors of the Company were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of September 30, 2000. Some of these expenses relate to claims decided adversely to the officers and directors and a portion of these expenses relate to claims which are pending, have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from the Company's director and officer liability insurance policy ("D&O Insurer"). As a result of various events in 1995, 1996 and 1997, the Company recorded estimated recoveries of costs from its D&O Insurer totaling $4,500,000 for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. The Company received payment for a 1995 claim during 1996 in the amount of $795,000. The balance is included in other assets in the Company's consolidated balance sheets. The Company is entitled to a total of $5 million under the applicable insurance policy to the extent it has advanced reimbursable expenses. The Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in either case.

     The ultimate outcome of the litigation described above could have a material adverse effect on the Company and could negatively impact future earnings. The Company's management believes that adequate financial resources are available to pay the judgments as they currently exist or as they may be modified on appeal. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payments of these judgments would reduce investment earnings or increase operating expenses in future periods.

     At the present time the Company is actively participating in court proceedings and rights of appeal concerning these legal proceedings; therefore, the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations. The Company is also unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of the Company's common stock, or the effect on the market price of the Company's stock.

GOING PRIVATE LITIGATION

     On June 1, 2000, Brent LaGere, Chairman and CEO of the Company, announced a plan led by senior company management and key stockholders of the Company which would result in the Company becoming privately held. At a regularly scheduled meeting of the Company's board of directors held on June 5, 2000, Robert L. Rice, James M. Jacoby and Paul A. Maestri were appointed as a special committee of the board for the purpose of considering the concept and fairness of the announced plan. On June 30, 2000, the Company announced that three civil lawsuits were filed against the Company, its indirect subsidiary Chandler USA, and all of the Company's directors on June 5 and 6, 2000. The suits allege that the plans announced on June 1, 2000 to take the Company private are detrimental to the public shareholders. The suits also request that they be certified as class actions and that the court enter a temporary restraining order to prevent completion of the announced plan. The suits also allege that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. All three suits have been consolidated into a single action pending before a State District Judge in Oklahoma City. The plaintiffs, who are represented by one law firm have been granted leave to amend their claims and are expected to do so by November 13, 2000. The Company will file a timely response and will vigorously defend the suit. On June 12, 2000, CenTra made similar allegations in an already pending lawsuit in the Nebraska Court involving a court-ordered divestiture of the Company's shares owned by CenTra. CenTra requested that the court enjoin and restrain Mr. LaGere and others from completing the announced plans. On July 20, 2000, the Nebraska Court denied CenTra's request. On June 27, 2000, CenTra filed a similar request in an already pending case in the Oklahoma Federal Court. The Company has responded, but the Oklahoma Federal Court has not ruled.

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed based upon net income
(loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,142,625 and 1,660,125 common shares at September 30, 2000 and 1999, respectively, which were rescinded through litigation during 1997 but were still outstanding, and exclude 524,475 common shares held by a subsidiary of the Company at September 30, 1999. The numerator for basic and diluted earnings per share is equal to the net income (loss) for the respective period.

The following table sets forth the computation of the denominator for basic and diluted earnings (loss) per share:

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                          -------------------------- --------------------------
                                              2000          1999         2000          1999
                                          ------------  ------------ ------------  ------------
                                                               (In thousands)
Denominator for basic earnings per share-
  Weighted average shares ................      4,428         6,417        4,428         6,417
Effect of dilutive securities -
  Stock options ..........................         16            16           17            17
                                          ------------  ------------ ------------  ------------
Denominator for diluted earnings per share-
  Adjusted weighted average shares
    and assumed conversions ..............      4,444         6,433        4,445         6,434
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

NOTE 5.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and nine month periods ended September 30, 2000 and 1999:

                                                  Property
                                                    and        All    Intersegment  Reported
                                         Agency   casualty    Other   eliminations  balances
                                       --------- ---------- --------- ------------ ----------
                                                         (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers (1)...$    399  $  33,346  $     69  $         -  $  33,814
Intersegment revenues..................   2,917         44        39       (3,000)         -
Segment profit (loss) before
  income taxes (2).....................      (5)     1,364      (481)           -        878

THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers (1)...$    441  $  22,367  $     56  $         -  $  22,864
Intersegment revenues..................   2,720         35        41       (2,796)         -
Segment profit (loss) before
  income taxes (2).....................     106       (557)     (385)           -       (836)

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers (1)...$  1,011  $  92,579  $    201  $         -  $  93,791
Intersegment revenues..................   6,325        155       121       (6,601)         -
Segment profit (loss) before
  income taxes (2).....................    (338)      (605)   (1,227)           -     (2,170)
Segment assets.........................   6,636    294,377       465      (11,440)   290,038

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers (1)...$  1,147  $  64,068  $    206  $         -  $  65,421
Intersegment revenues..................   6,046        157       123       (6,326)         -
Segment profit (loss) before
  income taxes (2).....................       1       (646)   (1,122)         (16)    (1,783)
Segment assets.........................   6,127    290,550     4,094      (17,066)   283,705


---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                          -------------------------  --------------------------
                                              2000         1999          2000          1999
                                          ------------  -----------  ------------  ------------
                                                             (In thousands)
INSURANCE PROGRAM
------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ...........$    26,005   $    13,746  $    69,094   $    37,973
Political subdivisions ...................      4,270         3,933       12,963        11,429
Surety bonds .............................      2,332         2,598        7,758         8,041
Group accident and health ................        770         2,056        2,544         6,673
Other ....................................        (42)           32          190           (57)
                                          ------------  ------------ ------------  ------------
                                          $    33,335   $    22,365  $    92,549   $    64,059
                                          ============  ============ ============  ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ...........$    17,574   $     9,750  $    48,568   $    27,202
Political subdivisions ...................      2,892         4,241        9,652        11,566
Surety bonds .............................        437            85        1,897           357
Group accident and health ................      1,065         2,047        3,911         5,532
Other ....................................         71           259           47          (137)
                                          ------------  ------------ ------------  ------------
                                          $    22,039   $    16,382  $    64,075   $    44,520
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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2000 and 1999:

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED SEPTEMBER 30,          2000           1999           2000          1999
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    37,913    $    24,536    $    26,005   $    13,746
Political subdivisions .............        8,760          7,669          4,270         3,933
Surety bonds .......................        3,405          3,430          2,332         2,598
Group accident and health ..........          835          2,233            770         2,056
Other ..............................          (20)            37            (42)           32
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    50,893    $    37,905    $    33,335   $    22,365
                                      ============   ============   ============  ============

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
NINE MONTHS ENDED SEPTEMBER 30,           2000           1999           2000          1999
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $   102,507    $    70,175    $    69,094   $    37,973
Political subdivisions .............       25,439         22,164         12,963        11,429
Surety bonds .......................       10,727         10,384          7,758         8,041
Group accident and health ..........        2,714          7,442          2,544         6,673
Other ..............................          218             72            190           (57)
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $   141,605    $   110,237    $    92,549   $    64,059
                                      ============   ============   ============  ============

     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased $13.0 million or 34% in the third quarter of 2000 compared to the third quarter of 1999. Gross premiums earned for the first nine months of 2000 increased $31.4 million or 28% compared to the first nine months of 1999. The increases are primarily attributable to increases in premium rates and premium production in Texas and Oklahoma. Net premiums earned increased $11.0 million or 49% in the third quarter of 2000 compared to the third quarter of 1999, and increased $28.5 million or 44% for the nine months ended September 30, 2000 compared to the 1999 period. The increase in net premiums earned was due to the increases in premium rates and premium production, and to an increase in the amount of risk retained in the 2000 periods for the Company's workers compensation line of business.

     Gross premiums earned in the standard property and casualty program increased $13.4 million or 55% in the third quarter of 2000 compared to the third quarter of 1999, and increased $32.3 million or 46% for the nine months ended September 30, 2000 compared to the 1999 period. The increases are primarily attributable to increases in premium rates and premium production. Net premiums earned in the standard property and casualty program increased $12.3 million or 89% in the third quarter of 2000 compared to the third quarter of 1999, and increased $31.1 million or 82% for the nine months ended September 30, 2000 compared to the 1999 period. The increase in net premiums earned was due to the increases in premium rates and premium production, and to the increase in the amount of risk retained for the workers compensation portion of the program.

     Gross premiums earned in the political subdivisions program increased $1.1 million or 14% in the third quarter of 2000 compared to the third quarter of 1999, and increased $3.3 million or 15% for the nine months ended September 30, 2000 compared to the 1999 period. The increases are primarily attributable to rate increases in the school districts portion of the program. Net premiums earned in the political subdivisions program increased $337,000 or 9% in the third quarter of 2000 compared to the third quarter of 1999, and increased $1.5 million or 13% for the nine months ended September 30, 2000 compared to the 1999 period.

     Gross premiums earned in the surety bond program decreased $25,000 or 1% in the third quarter of 2000 compared to the third quarter of 1999, and increased $343,000 or 3% for the nine months ended September 30, 2000 compared to the 1999 period. Approximately $227,000 and $995,000 of the gross premiums earned in the third quarter and first nine months of 2000, respectively, relates to a new program that is 100% reinsured by an unaffiliated reinsurer. Excluding this new program, gross premiums earned decreased $252,000 and $652,000 in the third quarter and first nine months of 2000, respectively, compared to the corresponding 1999 periods. Net premiums earned in the surety bond program decreased $266,000 or 10% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $283,000 or 4% for the nine months ended September 30, 2000 compared to the 1999 period.

     Gross premiums earned in the group accident and health program decreased $1.4 million or 63% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $4.7 million or 64% for the nine months ended September 30, 2000 compared to the 1999 period. Net premiums earned in this program decreased $1.3 million or 63% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $4.1 million or 62% for the nine months ended September 30, 2000 compared to the 1999 periods. NAICO plans to discontinue this program during the first quarter of 2001.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2000, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 12% invested in cash and money market instruments. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income increased $226,000 or 16% in the third quarter of 2000 compared to the third quarter of 1999, and increased $408,000 or 10% for the nine months ended September 30, 2000 compared to the 1999 period, due primarily to an increase in average invested assets and an increase in the average net yield on the portfolio. The average annualized net yield, excluding net realized investment gains, for the three months ended September 30, 2000 and 1999 was 5.0% and 4.5%, respectively. For the nine months ended September 30, 2000 and 1999, the average annualized net yield was 4.7% and 4.5%, respectively. The Company had net realized investment gains of $178,000 and $5,000 in the third quarter of 2000 and 1999, respectively, and had net realized investment gains in the first nine months of 2000 of $178,000 compared to $55,000 in the first nine months of 1999.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased $20,000 or 4% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $120,000 or 9% for the nine months ended September 30, 2000 compared to the 1999 period. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary LaGere & Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $3.3 million and $7.3 million in the third quarter and first nine months of 2000, respectively, compared to $3.2 million and $7.2 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 66.1% and 69.2% for the quarter and nine months ended September 30, 2000, compared to 73.2% and 69.5% in the comparable 1999 periods. Weather-related losses from wind and hail totaled $579,000 and $2.4 million for the third quarter and first nine months of 2000, respectively, and increased the respective loss ratios by 1.7 and 2.6 percentage points. Weather-related losses totaled $803,000 and $4.0 million for the third quarter and first nine months of 1999, respectively, and increased the respective loss ratios by 3.6 and 6.3 percentage points. The nine month period ending September 30, 1999 included $1.8 million in weather-related losses which resulted from the tornadoes, strong winds and hail that caused significant damage in Oklahoma on May 3, 1999. The decrease in weather-related losses in the 2000 periods was largely offset by adverse loss experience in the group accident and health program and higher than normal losses in the Company's surety bond program.

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

     The following table sets forth the Company's policy acquisition costs for each of the three and nine month periods ended September 30, 2000 and 1999:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                             ----------------------  ----------------------
                                                2000        1999        2000        1999
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   6,841   $   4,807   $  17,832   $  14,949
Other premium related assessments ..........       334         378       1,147       1,065
Premium taxes ..............................     1,101         814       3,316       2,181
Excise taxes ...............................       121          70         321         169
Dividends to policyholders .................        (1)         90         200         247
Other expense ..............................       173          70         246         155
                                             ----------  ----------  ----------  ----------
Total direct expenses ......................     8,569       6,229      23,062      18,766
Indirect underwriting expenses .............     5,230       4,582      13,283      12,377
Commissions received from reinsurers .......    (5,124)     (5,327)    (11,710)    (14,230)
Adjustment for deferred acquisition costs ..      (558)       (621)       (879)       (751)
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   8,117   $   4,863   $  23,756   $  16,162
                                             ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 21.1% and 23.1% for the third quarter and first nine months of 2000, respectively, compared to 21.5% and 24.9% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 10.5% and 11.3% in the third quarter and the first nine months of 2000, respectively, compared to 9.6% and 12.0% in the corresponding 1999 periods. Premium taxes increased $287,000 and $1.1 million in the third quarter and nine months ended September 30, 2000, respectively, over the corresponding 1999 periods due to the increase in written premiums and to a refund of $392,000 which was received in the first quarter of 1999 for premium taxes paid in a prior year.
     Indirect underwriting expenses were 8.0% and 8.4% of total direct written and assumed premiums in the third quarter and first nine months of 2000, respectively, compared to 9.1% and 9.9% in the corresponding 1999 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.5% and 7.4% of gross premiums earned and commissions, fees and other income in the third quarter and first nine months of 2000, respectively, compared to 8.0% and 8.1% for the corresponding 1999 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $57,000 or 11% in the third quarter of 2000 compared to the third quarter of 1999, and increased $747,000 or 78% for the first nine months of 2000 compared to the 1999 period. The increase was primarily due to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates. Litigation expenses decreased $80,000 or 34% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $98,000 or 14% for the nine months ended September 30, 2000 compared to the 1999 period. Increased or renewed activity could result in greater litigation expenses in the future. See
Note 2 to Interim Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2000, the Company provided $14.2 million in cash from operations due primarily to the collection of certain receivables totaling approximately $12.9 million in January of 2000 that were related to the rescission of two reinsurance treaties during the fourth quarter of 1999. Cash provided from operations also increased due to an increase in unearned premiums and premiums payable, less an increase in prepaid reinsurance premiums and premiums receivable other than the collections described above, which generally resulted from the increase in written premiums. The Company provided $2.1 million in cash from operations during the first nine months of 1999.

     Book value per share was $15.52 at September 30, 2000 based on 3,285,408 shares (after giving effect to 1,142,625 shares rescinded through litigation) compared to $15.45 at December 31, 1999.

A.M. BEST RATING

     On November 3, 2000, the Company learned that A.M. Best Company had downgraded its rating of NAICO from "A- (Excellent)" to "B+ (Very Good)". Premium growth and slippage in the Company's underwriting results created greater financial leverage which was the primary basis for the downgrade. NAICO is rated "A (Strong)" by Standard and Poor's rating agency.

REGULATION - NAICO REDOMESTICATION

     Effective May 19, 2000, NAICO transferred its domicile from Nebraska to Oklahoma. NAICO's executive and administrative offices have been located in Chandler, Oklahoma since its acquisition by the Company in January 1987. Approximately 48% and 47% of NAICO's written premiums during 1999 and the first nine months of 2000, respectively, were in the state of Oklahoma. As an Oklahoma corporation, NAICO and any person controlling NAICO, directly or indirectly, are subject to the insurance laws of Oklahoma including laws concerning the change or acquisition of control and payment of shareholder and policyholder dividends by NAICO, which are similar to the insurance laws of Nebraska. See Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

YEAR 2000 READINESS DISCLOSURES

     Through the first nine months of the year 2000, the Company has not experienced any significant problems or disruptions related to year 2000 problems. The Company is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with the Company. While it is possible that certain year 2000 problems may exist but have not yet materialized, the Company does not currently expect any year 2000 problems to be encountered in the future that would have a material adverse effect on the operating results of the Company.

PART II.                      OTHER INFORMATION

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

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed one current report on Form 8-K dated September 14, 2000 responding to Item 5 of Form 8-K.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 9, 2000          CHANDLER INSURANCE COMPANY, LTD.


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
