Form 10-K405
period 2000-12-31
CHANDLER INSURANCE CO LTD
filed 2001-03-28
CIK 792854

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

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                               YES  X   NO
                                   ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---
The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2001 was $25,092,622 (all currency is expressed in U.S. dollars). See "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" regarding registrant's assumptions about affiliates.

The number of Common Shares, $1.67 par value, of the registrant outstanding on February 28, 2001 was 3,295,408. See "Item 1. BUSINESS - Going Private Transaction."

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

================================================================================

                                    PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler Insurance Company, Ltd. (the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) interest rate changes;
(iii) competition and regulatory environment in which the Company operates;
(iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of National American Insurance Company ("NAICO") to maintain favorable insurance company ratings; and (ix) other factors such as ongoing litigation matters.

ITEM 1.  BUSINESS

GOING PRIVATE TRANSACTION

     A special meeting of shareholders was held on March 5, 2001. Three proposals which constitute a going private transaction were approved at the meeting. Together these proposals constitute the "Recapitalization Plan." The Recapitalization Plan consists of the following components:

     -  authorization and creation of Class A Common Shares;

     - authorization and designation of the rights, preferences, privileges and restrictions granted to and imposed on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares;

     - amendments to the Company's Articles of Association providing for the repurchase of capital shares above market price and the payment of cash in lieu of issuing fractional shares;

     - repurchase all Common Shares owned by W. Brent LaGere and Mark T. Paden for $10.00 per share, after which Mr. LaGere will purchase 500,661 Class A Common Shares, and Mr. Paden will purchase 125,165 Class A Common Shares for $10.00 per share;

     - repurchase up to approximately 410,000 Common Shares owned by the Chandler (U.S.A.), Inc. 401(k) Thrift Plan (the "Thrift Plan") for $10.00 per share, after which the Thrift Plan will purchase a like number of the Company's Series A Preferred Shares for its participants for $10.00 per share;

     - repurchase approximately 1,245,000 Common Shares owned by certain management and key shareholders (the "Continuing Shareholders"), other than Messrs. LaGere and Paden, for $10.00 per share, after which the Continuing Shareholders, other than Messrs. LaGere and Paden, will purchase approximately 485,000 Series B Preferred Shares and 760,000 Series C Preferred Shares for $10.00 per share; and

     - consummation of a 1-for-1,000,000 reverse stock split of the Company's Common Shares by reducing the number of authorized Common Shares from 10,000,000 shares to ten shares and making a cash payment of $10.00 per pre-split Common Share in lieu of the issuance of resulting fractional shares. The reverse stock split will be effective immediately following the completion of each component of the Recapitalization Plan listed above. Following the reverse stock split, all other holders of Common Shares (the "Disinterested Shareholders") will no longer be shareholders of the Company.

     The Company intends to file a Form 15 with the Securities and Exchange Commission ("SEC") to terminate the Company's Exchange Act registration once the Recapitalization Plan is consummated. As a result, the Common Shares will no longer be registered with the SEC under Section 12(g) of the Exchange Act. Thus, the Company will no longer be required to file reports with the SEC.

                                                                       PAGE 2
GENERAL

     The Company is an insurance company organized and domiciled in the Cayman Islands. Through its wholly owned subsidiaries, the Company operates in two lines of business: property and casualty insurance and insurance agency operations.

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO has a network of independent agents, totaling approximately 190 at December 31, 2000, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. Currently, NAICO is rated as "B+ (Very Good)" by A.M. Best Company, an insurance rating agency. NAICO is also rated "A (Strong)" by Standard & Poor's rating agency. These ratings are independent opinions of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

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

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies for school districts, counties and municipalities. As of December 31, 2000, NAICO insured 640 school districts including 497 school districts in Oklahoma and 99 school districts in Texas. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability.

     NAICO also writes property and casualty insurance for municipalities and counties in Oklahoma, Texas and Missouri. The coverages offered include workers compensation, automobile and general liability, automobile physical damage, property and public officials liability insurance. As of December 31, 2000, NAICO insured 229 municipalities and counties in Oklahoma, Texas and Missouri.

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

GROUP ACCIDENT AND HEALTH PROGRAM

     In 1996, NAICO began offering excess accident and health coverage for small to medium sized employers that self-insure a portion of their company medical plans. During 1999, NAICO began offering fully insured accident and health coverage primarily to Oklahoma employers, and discontinued the excess portion of the program. NAICO discontinued the fully insured portion of the program in 2000.

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 1998, 1999 and 2000. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                            GROSS PREMIUMS EARNED       NET PREMIUMS EARNED
                                         --------------------------  --------------------------
INSURANCE PROGRAMS                         1998     1999     2000      1998     1999     2000
---------------------------------------- -------- -------- --------  -------- -------- --------
                                                             (In thousands)

Standard property and casualty.......... $ 76,458 $ 99,512 $139,051  $ 41,662 $ 71,676 $ 89,517
Political subdivisions .................   25,091   29,994   34,353    13,073   17,415   16,853
Surety bonds ...........................   11,915   13,660   13,691     9,938   10,896   10,033
Group accident and health ..............    6,104    9,164    3,425     4,646    8,261    3,221
Other (1) ..............................    6,503      183      278       745       79      239
                                         -------- -------- --------  -------- -------- --------
TOTAL .................................. $126,071 $152,513 $190,798  $ 70,064 $108,327 $119,863
                                         ======== ======== ========  ======== ======== ========
-----------------------

(1)  This category is comprised primarily of the run-off of other discontinued programs and
     NAICO's participation in various mandatory workers compensation pools and assigned risks.


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


                                                               YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                      1996     1997     1998     1999     2000
                                                    -------- -------- -------- -------- --------
Workers compensation ..............................      48%      47%      28%      36%      35%
Other liability ...................................      10%      13%      20%      18%      22%
Automobile liability ..............................      20%      16%      20%      18%      19%
Automobile physical damage ........................       8%       6%       7%       6%       9%
Surety ............................................      11%      12%      14%      10%       8%
Accident and health ...............................       -%       3%       7%       8%       3%
Property ..........................................       2%       2%       3%       3%       3%
Inland marine .....................................       1%       1%       1%       1%       1%
                                                    -------- -------- -------- -------- --------
     Total ........................................     100%     100%     100%     100%     100%
                                                    ======== ======== ======== ======== ========

                                                                       PAGE 4
AGENCY AND BROKERAGE

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

     NAICO has maintained a continuous contractual relationship with an underwriting manager for its bail bond program. During 1998, 1999 and 2000, the gross written premiums in this program were $2.8 million, $2.8 million and $2.5 million, respectively. This underwriting manager operates through a network of bail bond agents who submit applications to the underwriting manager. If the application meets the specific guidelines set by the underwriting manager, a bail bond is issued. This underwriting manager is an independent contractor and is responsible for collection of all premiums and payment of all commissions to bail bond agents. Additionally, it is responsible for all claims and recoveries and is required to maintain collateral security for each bond.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2001 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 2001, as applicable.

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

     Under the 1998 workers compensation reinsurance program, the combined net retention for the Company and its subsidiaries was 70% of the first $10,000 of loss per occurrence. The combined net retention for 1999 increased to 85% of the first $10,000 of loss per occurrence plus 75% of $490,000 excess of $10,000 of loss per occurrence for its workers compensation business. The increase resulted from the rescission of certain reinsurance treaties which had been in effect since the beginning of 1999. NAICO received a fee of $10.0 million as compensation for agreeing to rescind the reinsurance treaties and to assume the additional risk. Effective January 1, 2000, the combined net retention was reduced to 85% of the first $10,000 of loss per occurrence plus 75% of $90,000 excess of $10,000 of loss per occurrence. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced the Company's combined net retention to 68% of the first $10,000 of loss per occurrence plus 60% of $90,000 excess of $10,000 of loss per occurrence.

     Under the 1998 and 1999 casualty reinsurance programs, the combined net retention was $250,000 of loss per occurrence. Effective January 1, 2000, the combined net retention was reduced to $100,000 of loss per occurrence. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced the Company's combined net retention to 80% of the first $100,000 of loss per occurrence.

     Under the construction surety bond reinsurance program, the combined net retention was $250,000 per bond or per principal (e.g., contractor).

     Under the 1998, 1999 and 2000 property reinsurance program, NAICO retained 30% of the first $500,000 of risk for each loss per location. Effective January 1, 2001, NAICO retains 33% of the first $1,515,152 of risk for each loss per location.

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

     NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection is purchased primarily from Lloyd's of London. Under its 1998, 1999 and 2000 automobile physical damage reinsurance program, NAICO retained the first $250,000 of loss per occurrence, plus 5% of amounts exceeding $250,000 of loss per occurrence up to $1 million of loss per occurrence. Effective January
1, 2001, NAICO retains the first $500,000 of loss per occurrence, plus 5% of amounts exceeding $500,000 of loss per occurrence up to $1 million of loss per occurrence. NAICO has also purchased reinsurance which limits its net retained loss for both automobile physical damage and property losses to $1,000,000 for each loss occurrence. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     The following table sets forth certain information related to NAICO's five largest reinsurers (excluding Chandler Barbados) determined on the basis of net reinsurance recoverables as of December 31, 2000.



                                                                           CEDED REINSURANCE
                                                                NET           PREMIUMS FOR        A.M.
                                                            REINSURANCE      THE YEAR ENDED     BEST CO.
NAME OF REINSURER                                         RECOVERABLE (1)  DECEMBER 31, 2000    RATING
--------------------------------------------------------- ---------------  ------------------  ----------
                                                                      (Dollars in thousands)
Swiss Reinsurance America Corporation ................... $       25,917   $          26,857      A++
GE Reinsurance Corporation ..............................         16,513              18,253      A++
SCOR Reinsurance Company ................................          8,232               9,904      A+
Red River Reinsurance, Ltd. .............................          4,104               6,072      -(2)
PMA Capital Insurance Company ...........................          3,782               4,735      A
                                                          ---------------  ------------------  ----------
     Top five reinsurers ................................ $       58,548   $          65,821
                                                          ===============  ==================
     All reinsurers ..................................... $       75,369   $          83,674
                                                          ===============  ==================
Percentage of total represented by top five reinsurers...            78%                 79%

---------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2000.

(2)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2000, Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $3.3 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $1.2 million.


     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately
$1.3 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2000. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which had been in effect since January 1, 1999. At December 31, 2000, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.3 million. Reliance was placed under regulatory supervision in Pennsylvania during January 2001.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. During 1998, NAICO incurred charges of $50,000 in uncollectible reinsurance recoverables from unaffiliated reinsurers. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999 or 2000.

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


                                                          YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                             1996       1997       1998       1999       2000
                                          ---------- ---------- ---------- ---------- ----------
                                                          (Dollars in thousands)
Workers compensation (1):
     Net premiums earned ................ $  42,813  $  44,954  $  19,651  $  39,329  $  41,876
     Loss ratio .........................       53%        66%        71%        69%        65%
Other liability:
     Net premiums earned ................ $   8,656  $  12,209  $  14,045  $  19,799  $  26,008
     Loss ratio .........................       60%        49%        70%        67%        55%
Automobile liability:
     Net premiums earned ................ $  17,581  $  15,593  $  14,139  $  19,030  $  22,534
     Loss ratio .........................       98%        89%        75%        82%        76%
Automobile physical damage:
     Net premiums earned ................ $   6,788  $   5,726  $   4,702  $   7,039  $  11,434
     Loss ratio .........................       74%        60%        85%       104%        85%
Surety:
     Net premiums earned ................ $  10,123  $  11,256  $  10,101  $  11,122  $  10,326
     Loss ratio .........................       -1%         9%        16%         8%        31%
Property:
     Net premiums earned ................ $   1,467  $   1,912  $   2,332  $   2,972  $   3,377
     Loss ratio .........................      114%        74%       136%       203%       179%
Accident and health:
     Net premiums earned ................ $     564  $   2,529  $   4,646  $   8,261  $   3,221
     Loss ratio .........................       56%        43%        91%       103%       160%
Inland marine:
     Net premiums earned ................ $   1,294  $     500  $     448  $     775  $   1,087
     Loss ratio .........................      115%       195%       123%       138%       142%
Total (1):
     Net premiums earned ................ $  89,286  $  94,679  $  70,064  $ 108,327  $ 119,863
     Loss ratio .........................       60%        61%        68%        74%        70%
     Underwriting expense ratio (2) .....       46%        39%        37%        33%        34%
                                          ---------- ---------- ---------- ---------- ----------
     Combined ratio (2) .................      106%       100%       105%       107%       104%
                                          ========== ========== ========== ========== ==========
-----------------------------------------

(1)  The rescission of two reinsurance treaties during 1999 increased net premiums earned for workers compensation by $19.6 million and increased the workers compensation loss ratio by 17 percentage points. The rescission of the reinsurance treaties also increased the total 1999 loss ratio and combined ratio by 3 percentage points.

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

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO, Chandler Barbados and the Company and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for losses and loss adjustment expenses were approximately $4.4 million and $4.8 million at December 31, 1999 and 2000, respectively.

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


                                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       1996       1997       1998       1999       2000
                                                    ---------- ---------- ---------- ---------- ----------
                                                                    (Dollars in thousands)
Net balance before provision for uncollectible
     reinsurance at beginning of year ............. $  81,388  $  64,430  $  62,890  $  51,194  $  60,327
                                                    ---------- ---------- ---------- ---------- ----------
Net losses and loss adjustment expenses
     incurred related to:
          Current year ............................    53,314     53,704     42,724     74,997     78,551
          Prior years .............................        77      3,808      5,155      4,819      5,684
                                                    ---------- ---------- ---------- ---------- ----------
               Total ..............................    53,391     57,512     47,879     79,816     84,235
                                                    ---------- ---------- ---------- ---------- ----------
Net paid losses and loss adjustment expenses
     related to:
          Current year ............................   (23,836)   (22,214)   (23,152)   (37,806)   (40,836)
          Prior years .............................   (46,513)   (36,838)   (36,423)   (32,877)   (43,478)
                                                    ---------- ---------- ---------- ---------- ----------
               Total ..............................   (70,349)   (59,052)   (59,575)   (70,683)   (84,314)
                                                    ---------- ---------- ---------- ---------- ----------
Net balance before provision for uncollectible
     reinsurance at end of year ...................    64,430     62,890     51,194     60,327     60,248
Adjustments to reinsurance recoverables on
     unpaid losses for uncollectible reinsurance...       777      1,163        745        594        538
                                                    ---------- ---------- ---------- ---------- ----------
Net balance at end of year ........................ $  65,207  $  64,053  $  51,939  $  60,921  $  60,786
                                                    ========== ========== ========== ========== ==========

     The following table represents the development of net balance sheet reserves for 1991 through 2000. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative deficiency" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance for the last nine years presented.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1994 for claims that occurred in 1991 will be included in the cumulative deficiency amount for years 1991, 1992, 1993 and 1994. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                      DEVELOPMENT OF RESERVES
                                                                         AS OF DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------
                                    1991      1992     1993      1994      1995      1996      1997      1998      1999      2000
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
                                                                            (In thousands)
Net reserve for unpaid losses and
 loss adjustment expenses (1) ...$144,430  $119,963  $ 99,685  $ 98,592  $ 82,017  $ 65,207  $ 64,053  $ 51,939  $ 60,921  $ 60,786
Net paid (cumulative) as of
 One year later .................  78,323    61,417    49,798    45,943    46,513    36,837    36,423    32,876    43,477
 Two years later ................ 120,319    94,047    73,225    72,718    65,754    52,078    54,753    47,567
 Three years later .............. 144,900   109,885    90,909    85,006    72,206    60,858    63,795
 Four years later ............... 155,816   122,757    98,193    88,986    76,633    64,472
 Five years later ............... 165,357   127,725   100,117    92,128    78,600
 Six years later ................ 168,509   129,070   102,055    93,396
 Seven years later .............. 169,494   130,633   103,017
 Eight years later .............. 170,745   131,254
 Nine years later ............... 171,079

Net liability re-estimated as of (1)
 One year later ................. 160,938   125,202   100,804    98,160    82,094    69,015    69,208    56,758    66,605
 Two years later ................ 163,100   127,557   101,467    96,279    84,023    71,183    70,877    59,059
 Three years later .............. 166,807   129,449   101,539    98,549    84,277    70,962    72,949
 Four years later ............... 167,935   129,958   102,626    98,750    84,137    71,536
 Five years later ............... 169,143   131,109   103,275    99,165    84,742
 Six years later ................ 170,077   131,522   104,110    99,446
 Seven years later .............. 170,403   132,444   104,234
 Eight years later .............. 171,137   132,413
 Nine years later ............... 171,190

Net cumulative deficiency .......$(26,760) $(12,450) $ (4,549) $   (854) $ (2,725) $ (6,329) $ (8,896) $ (7,120) $ (5,684) $      -
Supplemental gross data:
 Gross liability after reclassification
   of pools - end of year ................ $225,610  $179,815  $156,060  $128,794  $ 79,639  $ 74,929  $ 80,909  $ 98,460  $100,173
 Reclassification of pool liabilities ....  (18,875)  (15,694)        -         -         -         -         -         -         -
                                           --------- --------- --------- --------- --------- --------- --------- --------- ---------
 Gross liability before reclassification
   of pools - end of year (1) ............ $206,735  $164,121  $156,060  $128,794  $ 79,639  $ 74,929  $ 80,909  $ 98,460  $100,173
 Reinsurance recoverable .................   86,772    64,436    57,468    46,777    14,432    10,876    28,970    37,539    39,387
                                           --------- --------- --------- --------- --------- --------- --------- --------- ---------
 Net liability - end of year (1) ......... $119,963  $ 99,685  $ 98,592  $ 82,017  $ 65,207  $ 64,053  $ 51,939  $ 60,921  $ 60,786
                                           ========= ========= ========= ========= ========= ========= ========= ========= =========
 Gross re-estimated liability - latest ... $208,314  $160,704  $154,395  $131,656  $ 92,408  $ 87,970  $ 97,492  $116,145
 Re-estimated recoverable - latest .......   75,901    56,470    54,949    46,914    20,872    15,021    38,433    49,540
                                           --------- --------- --------- --------- --------- --------- --------- ---------
 Net re-estimated liability - latest (1).. $132,413  $104,234  $ 99,446  $ 84,742  $ 71,536  $ 72,949  $ 59,059  $ 66,605
                                           ========= ========= ========= ========= ========= ========= ========= =========
 Gross cumulative (deficiency) redundancy. $ (1,579) $  3,417  $  1,665  $ (2,862) $(12,769) $(13,041) $(16,583) $(17,685)
                                           ========= ========= ========= ========= ========= ========= ========= =========
--------------------------------------------

(1)  The December 31, 1993 and prior amounts do not include the reclassification of pool liabilities.


TRUST ARRANGEMENTS AND SPECIAL DEPOSITS

     Under the reinsurance arrangements with NAICO, Chandler Barbados has entered into a trust arrangement and established a trust account in favor of NAICO into which cash and investments are deposited. The amount required in the trust account is adjusted periodically to secure losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and unearned premium reserves after giving effect for any reinsurance premiums receivable from NAICO. NAICO requires substantially the same trust arrangements or irrevocable letters of credit from all of its non-admitted reinsurers. This not only provides security to NAICO concerning such reinsurance obligations but also enables NAICO to take credit on its statutory financial statements for such reinsurance pursuant to state laws and regulations.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in those states. For additional information see Notes to Consolidated Financial Statements.

                                                                       PAGE 11
INVESTMENTS

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

     Fixed-maturity investments are purchased to support the investment strategies of the Company and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax
considerations, regulatory requirements and their mix of business.   At the
time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

     As of December 31, 2000, all of the investments of Chandler Barbados and of NAICO were in fixed-maturity investments (rated A1 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts, a collateralized repurchase agreement and common stock received in connection with two unaffiliated entities' conversion to for-profit corporations. Madison Scottsdale, L.C. is responsible for managing $25.7 million of Chandler Barbados' portfolio at December 31, 2000. The remainder is managed by the Investment Committee of the Company's Board of Directors. Approximately $85.7 million of NAICO's investment portfolio at December 31, 2000 is managed by Madison Scottsdale, L.C. The remainder is managed by the Investment Committee of its Board of Directors. For additional information, see "Trust Arrangements and Special Deposits" and Notes to Consolidated Financial Statements.

DEBENTURES

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

     At December 31, 2000, the subsidiaries of the Company organized under the laws of the United States had approximately 424 full-time employees. The subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience pricing competition as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole. However, NAICO was able to increase its pricing for most coverages during 2000.

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

     In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the laws of the Cayman Islands and the Company and all of its affiliates are subject to regulation under the insurance laws of Oklahoma (the "Oklahoma Insurance Code"). The Oklahoma Insurance Code contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and the general business operations of its insurance subsidiaries. The Oklahoma Insurance Code contains special reporting and prior approval requirements with respect to transactions among affiliates.

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

     Under the Cayman Insurance Law, any change in the information supplied on the application for the license must receive the prior approval of the Monetary Authority. Therefore, licensed insurers must generally obtain prior approval of the Monetary Authority of changes in their shareholders or their shareholdings. The Company has, however, obtained an exemption from such approval for shareholders owning 5% or less of the issued common shares of the Company. The Company has obtained approval from the Monetary Authority for the changes occurring as a result of the Recapitalization Plan.

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

INSURANCE REGULATION CONCERNING CHANGE OR ACQUISITION OF CONTROL

     NAICO is a domestic property and casualty insurance company organized under the Oklahoma Insurance Code. Prior to May 19, 2000, NAICO was domiciled in Nebraska. The Oklahoma Insurance Code provides that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Oklahoma Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In Oklahoma, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%.

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

     Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Oklahoma Department of Insurance and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Because such requirements are primarily for the benefit of policyholders, they may deter, delay or prevent certain transactions that could be advantageous to the shareholders or creditors of the Company. The Oklahoma Department of Insurance has approved the change of control resulting from the Recapitalization Plan.

RESTRICTIONS ON SHAREHOLDER DIVIDENDS

     A significant portion of the Company's consolidated assets represents assets of the Company's insurance subsidiaries that may not be immediately transferable to the holding company in the form of shareholder dividends, loans, advances or other payments.

     Statutes and regulations governing NAICO and other insurance companies domiciled in Oklahoma regulate the payment of shareholder dividends and other payments by NAICO to Chandler USA. Under applicable Oklahoma statutes and regulations, NAICO is permitted to pay shareholder dividends only out of statutory earned surplus. To the extent NAICO has statutory earned surplus, NAICO may pay shareholder dividends only to the extent that such dividends are not defined as extraordinary dividends or distributions. If the dividends are, under applicable statutes and regulations, extraordinary dividends or distributions, regulatory approval must be obtained. Under the applicable Oklahoma statute, and subject to the availability of statutory earned surplus, the maximum shareholder dividend that may be declared (or cash or property distribution that may be made) by NAICO in any one calendar year without regulatory approval is the greater of (i) NAICO's statutory net income, excluding realized capital gains, for the preceding calendar year; or (ii) 10% of NAICO's statutory policyholders' surplus as of the preceding calendar year end, not to exceed NAICO's statutory earned surplus.

     As of December 31, 2000, NAICO had statutory earned surplus of $15.9 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2001 without the approval of the Oklahoma Department of Insurance is $4.9 million. In 2000, NAICO paid shareholder dividends totaling $2.5 million to Chandler USA. NAICO paid a shareholder dividend of $6.0 million to Chandler USA during 1998. On January 31, 2001, the Oklahoma Department of Insurance approved the payment of an extraordinary dividend by NAICO of up to $8.0 million to Chandler USA.

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

                                                 Ratio of Total Adjusted Capital to
                                                    Authorized Control Level RBC
                                                       (Less than or equal to)
                                                ------------------------------------
           Regulatory Event (1)
           --------------------
           Company Action Level (2)............                  2.0
           Regulatory Action Level (3).........                  1.5
           Authorized Control Level (4)........                  1.0
           Mandatory Control Level (5).........                  0.7
-------------------------------------

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


The ratios of total adjusted capital to authorized control level RBC for NAICO were 4.4:1 and 5.2:1 at December 31, 1999 and 2000, respectively. Therefore, NAICO's capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. Although NAICO has not received the official IRIS test results for 2000, management believes that NAICO had three 2000 ratios that would have been outside of the "usual values."

     NAICO's "surplus aid to policyholders' surplus" ratio for 2000 was 18% compared to a usual value of less than 15%. This was due to an increase in ceding commissions during 2000 resulting from the purchase of additional quota share reinsurance in the fourth quarter of 2000.

     NAICO's "investment yield" as calculated using the IRIS formula was 3.16% during 2000 compared to a usual value of greater than 4.50% and less than 10.00%. NAICO maintains a high-quality investment portfolio, approximately 8% of which was invested in tax-exempt bonds as of December 31, 2000. Tax-exempt bonds generally have a lower pre-tax yield than taxable bonds. During 2000, NAICO incurred $1,365,000 in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduced NAICO's investment yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans.

     NAICO's "estimated current reserve deficiency to policyholders' surplus" was 33% at December 31, 2000 compared to a usual value of less than 25%. The primary factors that affected this ratio were the changes in NAICO's net retention during 1998, 1999 and 2000, and increases in premium rates during 2000. NAICO purchased additional reinsurance during 2000 for its workers compensation and casualty lines of business which substantially reduced the per occurrence retention for these lines of business. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, product mix, the amount of risk retained by NAICO and current reserving practices. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Reinsurance."

CODIFICATION

     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification"). Codification will change, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that NAICO uses to prepare its statutory financial statements. The state of Oklahoma has adopted Codification to be effective January 1, 2001. Management believes the most significant changes would be the elimination of the statutory liability for the "excess of statutory reserves over statement reserves", the recognition of a net deferred tax asset subject to an admissibility test and new criteria for the aging of premiums receivable. If Codification had been in effect at December 31, 2000, NAICO's statutory surplus would have increased by approximately $3.5 million.

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

     UNITED STATES TAXATION OF SHAREHOLDERS. Under Section 951(b) of the Internal Revenue Code of 1986 as amended (the "Code"), any United States corporation, citizen, resident or other United States person who owns, directly or indirectly, or is considered to own (by application of the rules of constructive ownership set forth in Code Section 958(b), generally applying to family members, partnerships, estates, trusts or controlled corporations) 10% or more of the total combined voting power of all classes of voting stock of the Company will be considered a "United States shareholder" for United States income tax purposes. If such "United States shareholders" collectively own more than 25% of the value or combined voting power of all classes of the Company's stock for an uninterrupted period of 30 days or more during any taxable year, each "United States shareholder" will be required to include in his gross income his share of the Company's "subpart F insurance income," whether or not this income is distributed to him. The Company's "subpart F insurance income" would include, among other items, income (including premium and investment income) derived from the reinsurance of risks located outside the Company's country of incorporation. In addition, if such "United States shareholders" collectively own more than 50% of the Company's stock for an uninterrupted period of 30 days or more during any taxable year, each "United States shareholder" will be required to include in gross income the Company's "other subpart F income" and amounts under Section 956, whether or not such income and amounts are distributed to him. The Company's Section 956 amounts would include certain amounts invested by the Company in U.S. property. The Company's "other subpart F income" would include most interest and other investment income and gains. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     As of January 1, 2000, M. J. Moroun, individually and through CenTra, Inc. ("CenTra") and their affiliates (the "Moroun Group"), beneficially owned approximately 26% of the outstanding voting stock of the Company. During November 2000, the Company acquired the remaining common shares of the Company owned by the Moroun Group pursuant to a divestiture plan, and the shares were canceled. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- Other Matters Regarding Beneficial Ownership." Assuming that the Moroun Group is considered to own the value and voting power of shares that it owned directly or indirectly, notwithstanding certain temporary restraints on its right to vote such stock, the Company and Chandler Barbados will each be treated as a controlled foreign corporation ("CFC"), at least with respect to its "subpart F insurance income," and possibly with respect to its "other subpart F income" and Section 956 amounts, and the Moroun Group and any other "United States shareholders" may be subject to tax on the Company's and Chandler Barbados' "subpart F insurance income" and possibly also its "other subpart F income" and Section 956 amounts.

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

     Under Section 552 of the Code, the Company or any foreign subsidiary may be classified as a foreign personal holding company ("FPHC") if (i) at least 60% (or in the case of any corporation that has been classified as an FPHC in a previous year, 50%) of its gross income for the taxable year is FPHC income and (ii) at any time during the taxable year more than 50% of the total voting power or the total value of the stock of such company is owned (directly or indirectly) by or for not more than five individuals who are citizens or residents of the United States. FPHC income generally includes interest, royalties, annuities, gains from the sale or exchange of stock or securities and dividends, other than the non-FPHC portion of dividends. For purposes of determining a person's stock ownership, stock owned by a corporation will be considered to be owned proportionately by its shareholders. Hence, each ultimate individual owner of the Company will be treated as owning a portion of the stock of the Company determined by looking through all intermediate ownership entities. If the Company or any foreign subsidiary is classified as an FPHC by application of the above-stated rules, then each U.S. person owning stock in the Company or such foreign subsidiary will be required to include in his gross income, as a dividend, for the taxable year an amount equal to his share of the undistributed FPHC income of such corporation. Although management has concluded that the Company and its foreign subsidiaries satisfy the 50% ownership test, none of the foreign subsidiaries satisfies the 60% gross income test, and the Company did not receive any material FPHC income for its taxable years ending in 1998, 1999 and 2000.

     Under Section 542 of the Code, the Company and each of its subsidiaries may be classified as a personal holding company ("PHC"). A corporation will be classified as a PHC if (i) it is not an FPHC or a passive foreign investment company ("PFIC"); (ii) at least 60% of its adjusted ordinary gross income (as defined in Section 543) for the taxable year is PHC income; (e.g., dividends, interest, annuities, royalties and rents) and (iii) at any time during the last half of the taxable year more than 50% in value of its outstanding stock is owned (directly or indirectly) by or for not more than five individuals. In the case of an affiliated group filing or required to file a consolidated U.S. income tax return, the 60% test is generally applied to the affiliated group as a whole and no members of the affiliated group will be considered to satisfy the 60% test unless the affiliated group meets the 60% test. If either the Company or any of its subsidiaries are classified as a PHC, such PHC will be subject to a PHC tax equal to 39.6% of the undistributed PHC income. Based on the proportion of the gross income of the Company and each of its subsidiaries that consisted of PHC income, the Company's management believes that neither the Company nor any of its subsidiaries constituted a PHC for its taxable years ending in 1998, 1999 and 2000.

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

     RECAPITALIZATION PLAN. The receipt of cash by a Disinterested Shareholder pursuant to the Recapitalization Plan will be a taxable transaction for federal income tax purposes. The Disinterested Shareholders will have their entire stock interest in the Company redeemed and the Company believes that the Disinterested Shareholders generally will recognize gain or loss equal to the difference between the cash received and the shareholder's adjusted tax basis in the surrendered Common Shares. The gain or loss recognized generally will be capital gain or loss if the Common Shares are held as a capital asset. Any such capital gain or loss will be long-term capital gain or loss if the shareholder's holding period for the Common Shares exceeds one year as of the effective date of the Recapitalization Plan. Disinterested Shareholders are urged to consult with their own advisor concerning the tax consequences resulting to them from the Recapitalization Plan. Because the Thrift Plan is a tax-exempt entity, it will not incur United States Federal income tax pursuant to the Recapitalization Plan.

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

                                                                       PAGE 19
ITEM 2.  PROPERTIES

     The Company's principal office is located on the 5th Floor, Anderson Square in Grand Cayman, Cayman Islands, B.W.I. Chandler Barbados' principal office is located in the Stevmar House, Rockley, Christ Church, Barbados. The Company and Chandler Barbados have no offices in the United States.

     The Company's United States-based subsidiaries own and occupy four office buildings with approximately 127,000 square feet of usable space in Chandler, Oklahoma. The Company's subsidiaries also lease approximately 3,300 square feet in the aggregate for its branch offices. The Company believes such space is sufficient for its operations for the foreseeable future.

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

GOING PRIVATE LITIGATION

     On June 5 and 6, 2000, three civil lawsuits were filed against the Company, its indirect subsidiary Chandler USA, and all of the Company's directors. All three suits have now been consolidated into a single proceeding. The suit alleges that the plans announced on June 1, 2000 to take the Company private are detrimental to the Disinterested Shareholders. Each suit also requests that it be certified as a class action and that the court enter a temporary restraining order to prevent completion of the announced plan. The suit also alleges that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. The plaintiffs have been granted leave to amend their petitions but have not yet amended them. As a result, the Company has not yet responded to the lawsuit but plans to file timely responses denying the allegations. On June 12, 2000, CenTra made similar allegations in an already pending lawsuit in U.S. District Court for the District of Nebraska (the "Nebraska Court") involving a court-ordered divestiture of the Company's shares owned by CenTra. CenTra requested that the court enjoin and restrain Mr. LaGere and others from completing the announced plans. On July 20, 2000, the Nebraska Court denied CenTra's request. On June 27, 2000, CenTra filed a similar request in an already pending case in the U.S. District Court for the Western District of Oklahoma (the "Oklahoma Court"). The Company has responded, but the Oklahoma Court has not ruled.

OTHER LITIGATION

     The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

     A special meeting of shareholders was held on March 5, 2001 in Ciudad Acuna, Mexico. Three proposals which constitute a going private transaction were approved at the meeting.

                                                        Total votes received             Disinterested votes received
                                                 ------------------------------------  ------------------------------------
Proposal                                            For       Against     Abstained       For       Against     Abstained
-----------------------------------------------  ---------  -----------  ------------  ---------  -----------  ------------

1.  To approve amendments to the Company's
    Memorandum of Association and Articles
    of Association                               2,659,478       75,755         3,637    639,442       75,755           630

2.  To approve repurchases of Common Shares
    held by certain management and key
    shareholders                                 2,658,573       76,659         3,637    638,537       76,659           630

3.  To approve a 1-for-1,000,000 reverse stock
    split of the Company's Common Shares         2,528,224      200,008        10,637    508,188      200,008         7,630


     The affirmative vote of the holders of two-thirds of the Common Shares which were present in person or by proxy and voted at the special meeting was required to approve each of the stated proposals. In addition, the affirmative vote of a majority of Common Shares held by Disinterested Shareholders which were present in person or by proxy and voted at the special meeting was required to approve each of the stated proposals.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET

     The common shares of the Company trade on The Nasdaq Stock Market under the symbol: CHANF. See "Item 1. BUSINESS - Going Private Transaction."

     The following table sets forth the quarterly high and low closing sales prices of the Company's common shares, as reported by The Nasdaq Stock Market, since January 1, 1999.

               2000          HIGH     LOW             1999          HIGH     LOW
        ------------------ -------- -------    ------------------ -------- -------

        First Quarter .... $   8.50 $  6.50    First Quarter .... $  10.00 $  7.25
        Second Quarter ...     8.63    7.50    Second Quarter....     8.94    7.50
        Third Quarter ....     8.19    7.56    Third Quarter.....     8.13    7.25
        Fourth Quarter ...     8.94    7.50    Fourth Quarter....     8.63    7.25


     The closing market price of the common shares on The Nasdaq Stock Market on March 16, 2001 was $9.81 per share.

SHAREHOLDERS

     As of February 28, 2001, there were 134 shareholders of record and approximately 281 beneficial holders of the Company's common shares, and the number of common shares issued was 3,295,408 shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     The provisions of Article XI of the Company's Articles of Association, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more of the common shares (and its affiliates and associates) if the Continuing Directors deny approval. In addition to the regulatory oversight of NAICO by the Oklahoma Department of Insurance, the Company is also subject to regulation under the Oklahoma Insurance Code. In addition to various reporting requirements imposed on the Company, the Oklahoma Insurance Code requires any person who seeks to acquire or exercise control over NAICO (which is presumed as to any person who owns 10% or more of the Company's outstanding voting stock) to file and obtain approval of certain applications with the Oklahoma Department of Insurance regarding their current or proposed ownership of such shares. Noncompliance with the Oklahoma Insurance Code may result in certain civil and criminal penalties or a requirement that the non-approved owner divest itself of such shares.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of the Company and its subsidiaries, which appear in
Item 14(a). The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, have been audited by Deloitte & Touche, independent auditors whose independent auditors report expresses an unqualified opinion and includes an explanatory paragraph relating to litigation. The selected financial data should be read in conjunction with "LEGAL PROCEEDINGS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of the Company and the notes thereto appearing in Item 14(a). See Notes to Consolidated Financial Statements for various litigation and contingency matters.

                                                                        YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1996         1997         1998         1999         2000
                                                     ----------   ----------   ----------   ----------   ----------
                                                     (Amounts in thousands except per share data and percentages)
OPERATING DATA
Revenues
   Direct premiums written and assumed ............. $ 107,943    $ 123,088    $ 134,329    $ 169,635    $ 197,227
                                                     ==========   ==========   ==========   ==========   ==========
   Net premiums earned ............................. $  89,286    $  94,679    $  70,064    $ 108,327    $ 119,863
   Interest income, net ............................     7,199        7,253        6,467        5,594        6,109
   Realized investment gains, net ..................       140          764        1,163           55          180
   Fee for rescinded reinsurance treaties ..........         -            -            -       10,000            -
   Commissions, fees and other income ..............     3,620        2,528        1,952        1,730        1,600
                                                     ----------   ----------   ----------   ----------   ----------
Total revenues .....................................   100,245      105,224       79,646      125,706      127,752
                                                     ----------   ----------   ----------   ----------   ----------
Operating expenses
   Losses and loss adjustment expenses .............    53,391       57,512       47,879       79,816       84,235
   Policy acquisition costs ........................    32,123       28,145       17,033       28,681       29,388
   General and administrative expenses .............    14,038       13,116       12,710       12,029       14,628
   Interest expense ................................       146          463          936        1,531        2,275
   Litigation expenses, net ........................      (108)       4,772       (2,707)       1,133          654
                                                     ----------   ----------   ----------   ----------   ----------
Total operating expenses ...........................    99,590      104,008       75,851      123,190      131,180
                                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes ..................       655        1,216        3,795        2,516       (3,428)
Federal income tax benefit (provision) of
   consolidated U.S. subsidiaries ..................       317       (2,281)        (353)        (365)       1,476
                                                     ----------   ----------   ----------   ----------   ----------
Net income (loss) .................................. $     972    $  (1,065)   $   3,442    $   2,151    $  (1,952)
                                                     ==========   ==========   ==========   ==========   ==========
Diluted earnings (loss) per common share ........... $    0.14    $   (0.16)   $    0.53    $    0.34    $   (0.46)
Diluted weighted average common shares outstanding..     6,942        6,687        6,438        6,347        4,281
Combined loss and underwriting expense ratio (1) ...      106%         100%         105%         107%         104%

BALANCE SHEET DATA
Cash and investments ............................... $ 119,136    $ 125,063    $ 120,812    $ 118,455    $ 132,085
Total assets .......................................   206,827      210,790      236,025      269,120      282,669
Unpaid losses and loss adjustment expenses .........    79,639       74,929       80,909       98,460      100,173
Notes payable ......................................     4,391        2,796        9,410            -            -
Litigation liabilities .............................         -       16,618       13,228        8,905        2,436
Debentures .........................................         -            -            -       24,000       24,000
Total liabilities ..................................   134,280      152,455      173,960      218,377      230,581
Stock held by subsidiary, at cost ..................         -       (2,487)      (2,905)           -            -
Stock rescinded through litigation .................         -      (11,799)     (11,799)      (6,883)           -
Shareholders' equity ...............................    72,547       58,335       62,065       50,743       52,088
Book value per share (2) ...........................     10.45        12.19        13.05        15.45        15.76

----------------------------------------------------


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

(2)  Based on total common shares outstanding and common stock to be issued, less stock held by subsidiary and stock rescinded through litigation.  See Note 11 to Consolidated Financial
     Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     References to the "Company" which follow within this Item 7 refer to the Company and its subsidiaries on a consolidated basis unless otherwise indicated.

     The Company is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and L&W. NAICO writes various property and casualty insurance products through four separate marketing programs: standard property and casualty, political subdivisions, surety bonds (including both bail bonds and construction bonds) and group accident and health. The lines of insurance written by NAICO are commercial coverages consisting of automobile liability, workers compensation, surety, automobile physical damage, accident and health, property, inland marine and other liability lines, which include general and professional liability lines. L&W represents various personal and commercial lines insurance companies in marketing property and casualty insurance. L&W also markets individual and group life, medical and disability income coverage. L&W places the majority of its business with NAICO. Business produced by L&W and placed with NAICO constituted approximately 23% of NAICO's direct premiums written and assumed in 2000.

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

ECONOMIC CONDITIONS

     The impact of a recession on the Company would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $175 million, or 89%, of NAICO's direct written premiums in 2000 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on the Company. A recession might also cause defaults on fixed-income securities owned by NAICO or Chandler Barbados. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

     Periods of inflation have varying effects on the Company and its subsidiaries as well as other companies in the insurance industry. Inflation contributes to higher claims and related costs and operating costs as well as higher interest rates which generally provide for potentially higher interest rates on investable cash flow and decreases in the market value of existing fixed-income securities. During 2000, the market value of the Company's available for sale investments increased by $4.2 million due primarily to lower interest rates experienced during this time. Premium rates and commissions, however, are not significantly affected by inflation since competitive forces generally control such rates. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     Effective May 19, 2000, NAICO transferred its domicile from Nebraska to Oklahoma. NAICO's executive and administrative offices have been located in Chandler, Oklahoma since its acquisition by the Company in January 1987. As an Oklahoma corporation, NAICO and any person controlling NAICO, directly or indirectly, are subject to the insurance laws of Oklahoma including laws concerning the change or acquisition of control and payment of shareholder and policyholder dividends by NAICO.

     In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the laws of the Cayman Islands and the Oklahoma Insurance Code. The Oklahoma Insurance Code contains certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership and financial condition and general business operations of its insurance subsidiaries. The Oklahoma Insurance Code contains special reporting and prior approval requirements with respect to transactions among affiliates. The Oklahoma Insurance Code also imposes certain requirements upon any person controlling or seeking to control an insurance company domiciled in Oklahoma. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Persons owning any securities of the Company must comply with the Oklahoma Insurance Code. See "BUSINESS - Regulation."

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

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience pricing competition as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole. However, NAICO was able to increase its pricing for most coverages during 2000.

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


                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1998           1999           2000
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
INSURANCE PROGRAMS
-----------------------------------------------
STANDARD PROPERTY AND CASUALTY
     Net premiums earned ...................... $   41,662     $   71,676     $   89,517
     Financial year loss ratio ................       75.4%          75.2%          72.1%
     Accident year loss ratio .................       69.0%          73.0%          69.0%
POLITICAL SUBDIVISIONS
     Net premiums earned ...................... $   13,073     $   17,415     $   16,853
     Financial year loss ratio ................       80.3%          97.0%          72.8%
     Accident year loss ratio .................       79.6%          87.9%          73.9%
SURETY BONDS
     Net premiums earned ...................... $    9,938     $   10,896     $   10,033
     Financial year loss ratio ................       15.8%           6.6%          31.7%
     Accident year loss ratio .................       18.6%          16.7%          12.6%
GROUP ACCIDENT AND HEALTH
     Net premiums earned ...................... $    4,646     $    8,261     $    3,221
     Financial year loss ratio ................       89.3%         104.0%         158.5%
     Accident year loss ratio .................      105.1%         107.7%          90.8%
OTHER
     Net premiums earned ...................... $      745     $       79     $      239
     Financial year loss ratio ................       32.3%       (383.0)%       (355.8)%
     Accident year loss ratio .................       36.7%        114.7%           42.9%
TOTAL
     Net premiums earned ...................... $   70,064     $ 108,327      $ 119,863
     Financial year loss ratio ................       68.3%         73.7%          70.3%
     Accident year loss ratio .................       65.8%         72.4%          65.5%



                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1998           1999           2000
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
LINES OF INSURANCE
-----------------------------------------------
WORKERS COMPENSATION
     Net premiums earned ...................... $   19,651     $   39,329     $   41,876
     Financial year loss ratio ................       70.6%          69.4%          64.8%
     Accident year loss ratio .................       55.7%          71.7%          66.4%
OTHER LIABILITY
     Net premiums earned ...................... $   14,045     $   19,799     $   26,008
     Financial year loss ratio ................       70.1%          66.7%          55.0%
     Accident year loss ratio .................       70.5%          54.1%          48.5%
AUTOMOBILE LIABILITY
     Net premiums earned ...................... $   14,139     $   19,030     $   22,534
     Financial year loss ratio ................       75.0%          81.5%          75.9%
     Accident year loss ratio .................       74.6%          74.7%          75.9%
AUTOMOBILE PHYSICAL DAMAGE
     Net premiums earned ...................... $    4,702     $    7,039     $   11,434
     Financial year loss ratio ................       85.3%         104.0%          85.5%
     Accident year loss ratio .................       83.7%         105.2%          85.8%
SURETY
     Net premiums earned ...................... $   10,101     $   11,122     $   10,326
     Financial year loss ratio ................       15.9%           7.9%          30.6%
     Accident year loss ratio .................       19.2%          16.7%          13.0%
PROPERTY
     Net premiums earned ...................... $    2,332     $    2,972     $    3,377
     Financial year loss ratio ................      135.8%         202.7%         179.5%
     Accident year loss ratio .................      148.9%         204.4%         164.1%
ACCIDENT AND HEALTH
     Net premiums earned ...................... $    4,646     $    8,261     $    3,221
     Financial year loss ratio ................       90.9%         103.2%         160.0%
     Accident year loss ratio .................      104.3%         106.9%          90.8%
INLAND MARINE
     Net premiums earned ...................... $      448     $      775     $    1,087
     Financial year loss ratio ................      122.8%         138.1%         141.9%
     Accident year loss ratio .................      110.3%         140.0%         132.0%
TOTAL
     Net premiums earned ...................... $   70,064     $  108,327     $  119,863
     Financial year loss ratio ................       68.3%          73.7%          70.3%
     Accident year loss ratio .................       65.8%          72.4%          65.5%


PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance as of December 31 for each year presented:


            INSURANCE PROGRAMS                  GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
------------------------------------------  -----------------------------  -----------------------------
                                               1998      1999      2000       1998      1999      2000
                                            --------- --------- ---------  --------- --------- ---------
                                                                   (In thousands)
Standard property and casualty............. $ 76,458  $ 99,512  $139,051   $ 41,662  $ 71,676  $ 89,517
Political subdivisions ....................   25,091    29,994    34,353     13,073    17,415    16,853
Surety bonds ..............................   11,915    13,660    13,691      9,938    10,896    10,033
Group accident and health .................    6,104     9,164     3,425      4,646     8,261     3,221
Other .....................................    6,503       183       278        745        79       239
                                            --------- --------- ---------  --------- --------- ---------
TOTAL ..................................... $126,071  $152,513  $190,798   $ 70,064  $108,327  $119,863
                                            ========= ========= =========  ========= ========= =========


LINES OF INSURANCE                              GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
------------------------------------------  -----------------------------  -----------------------------
                                               1998      1999      2000       1998      1999      2000
                                            --------- --------- ---------  --------- --------- ---------
                                                                   (In thousands)
Workers compensation......................  $ 48,699  $ 51,106  $ 61,888   $ 19,651  $ 39,329  $ 41,876
Other liability ..........................    17,593    26,260    37,543     14,045    19,799    26,008
Automobile liability......................    20,005    22,701    31,427     14,139    19,030    22,534
Automobile physical damage................     6,307     8,081    13,224      4,702     7,039    11,434
Surety....................................    12,078    13,886    13,983     10,101    11,122    10,326
Property..................................    12,916    17,196    22,682      2,332     2,972     3,377
Accident and health.......................     6,111     9,164     3,425      4,646     8,261     3,221
Inland marine.............................     2,362     4,119     6,626        448       775     1,087
                                            --------- --------- ---------  --------- --------- ---------
TOTAL.....................................  $126,071  $152,513  $190,798   $ 70,064  $108,327  $119,863
                                            ========= ========= =========  ========= ========= =========


     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased 8%, 21% and 25% in 1998, 1999 and 2000, respectively.
The increases are primarily attributable to increases in premium production in Texas and Oklahoma, and to increases in premium rates during 2000. Net premiums earned, after such reductions, decreased 26% in 1998, increased 55% in 1999 and increased 11% in 2000. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance for NAICO's workers compensation, casualty and nonstandard private-passenger automobile insurance programs. The rescission of two reinsurance treaties increased net premiums earned in 1999 by $19.6 million. During 2000, NAICO purchased additional reinsurance for its workers compensation and casualty lines of business which reduced the Company's net retention for these lines of business and also reduced net premiums earned. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced the Company's net retention for its casualty and workers compensation lines of business. The purchase of the quota share reinsurance reduced net premiums earned by $4.9 million in 2000.

      Gross premiums earned in the standard property and casualty program increased 22%, 30% and 40% in 1998, 1999 and 2000, respectively. The increases are primarily attributable to increases in premium production in Texas and Oklahoma, and to increases in premium rates during 2000. Net premiums earned decreased 25% in 1998, increased 72% in 1999 and increased 25% in 2000. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance in 1998. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $17.3 million in this program. The increase in net premiums earned in 2000 was partially offset by the purchase of quota share reinsurance which reduced net premiums earned in 2000 by $4.2 million in this program.

     Gross premiums earned in the political subdivisions program increased 17%, 20% and 15% in 1998, 1999 and 2000, respectively, due primarily to expansion of the school districts portion of the program in Texas and Missouri during 1998 and 1999, and to rate increases in the school districts portion of the program during 2000. Net premiums earned decreased 13% in 1998, increased 33% in 1999 and decreased 3% in 2000. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance in 1998. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $2.3 million in this program. The purchase of the quota share reinsurance reduced net premiums earned in 2000 by $712,000 in this program.

     Gross premiums earned in the surety bond program decreased 3% in 1998, increased 15% in 1999 and increased less than 1% in 2000. Approximately $1.3 million of the gross premiums earned in 2000 relates to a new program that is 100% reinsured by an unaffiliated reinsurer. Excluding this new program, gross premiums earned decreased $1.3 million in 2000. NAICO discontinued this new program effective January 1, 2001. The decrease in 2000 was due primarily to decreased written premium production in California. Net premiums earned in the surety bond program decreased 11% in 1998, increased 10% in 1999 and decreased 8% in 2000.

     Gross premiums earned in the group accident and health program increased 81% and 50% in 1998 and 1999, respectively, and decreased 63% in 2000. Net premiums earned increased 102% and 78% in 1998 and 1999, respectively, and decreased 61% in 2000. NAICO has discontinued this program.

     Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO and from NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis, and direct assignments to write workers compensation for such insureds in certain states in lieu of participating in related pools.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 2000, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 10% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income decreased 11% and 13% in 1998 and 1999, respectively, and increased 9% in 2000. The decrease in 1998 was due primarily to lower interest rates in 1998 and a reduction in invested assets due to the purchase of additional reinsurance in 1998. In addition, during the fourth quarter of 1997, NAICO shifted a portion of its fixed maturities portfolio from taxable to tax exempt bonds (which generally have a lower before-tax yield). In late 1998 and the first quarter of 1999, NAICO shifted approximately half of its investment in tax exempt bonds to taxable bonds. Net income from tax exempt securities was $1.0 million, $483,000 and $509,000 in 1998, 1999 and 2000, respectively. The decrease in net interest income in 1999 was due primarily to a reduction in invested assets due to the purchase of additional reinsurance. The increase in 2000 was due primarily to an increase in average invested assets and an increase in the average net yield on the portfolio.
Net realized investment gains were $1.2 million, $55,000 and $180,000 in 1998, 1999 and 2000, respectively.

     The average net yield on the portfolio, including net realized investment gains, was 6.1%, 4.7% and 4.8% in 1998, 1999 and 2000, respectively. The average net yield on the portfolio, excluding net realized investment gains, was 5.2%, 4.7% and 4.7% for 1998, 1999 and 2000, respectively. The decrease in the average net yield in 1999 was due primarily to an increase in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce the Company's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2000 was approximately $14 million. The average yield on the portfolio before deducting investment expenses was 5.8%, 5.7% and 6.1% in 1998, 1999 and 2000, respectively, excluding capital gains.

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

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased 23%, 11% and 8% for 1998, 1999 and 2000, respectively. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary L&W.

     L&W's brokerage commissions and fees before intercompany eliminations were $8.5 million in 1998, $9.6 million in 1999 and $9.4 million in 2000. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 68.3%, 73.7% and 70.3% in 1998, 1999 and 2000, respectively. The rescission of the reinsurance treaties increased losses and loss adjustment expenses in 1999 by $17.0 million. Excluding the effect of the reinsurance rescission, the loss ratio was 70.9% in 1999. Weather-related losses (net of applicable reinsurance) from wind and hail were $1.4 million, $4.3 million and $2.9 million in 1998, 1999 and 2000, respectively, and increased the respective loss ratios by 2.0, 4.9 and 2.4 percentage points (excluding the effect of the reinsurance rescission in 1999). The 1999 year included $1.8 million in weather-related losses which resulted from the tornadoes, strong winds and hail that caused significant damage in Oklahoma on May 3, 1999. The decrease in weather-related losses in 2000 was largely offset by adverse loss experience in the group accident and health program and higher than normal losses in the Company's surety bond program.

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

     The following table sets forth the Company's policy acquisition costs for each of the three years ended December 31, 1998, 1999 and 2000:

                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1998        1999        2000
                                             ----------  ----------  -----------
                                                       (In thousands)
Commissions expense......................... $  15,478   $  20,542   $   22,785
Other premium related assessments ..........       928       1,214          989
Premium taxes ..............................     3,144       3,179        4,487
Excise taxes ...............................       161         237          351
Dividends to policyholders .................       242         324          190
Other expense ..............................       151         205          176
                                             ----------  ----------  -----------
Total direct expenses ......................    20,104      25,701       28,978
Indirect underwriting expenses .............    13,858      16,354       17,483
Commissions received from reinsurers .......   (19,860)     (9,267)     (20,057)
Adjustment for deferred acquisition costs ..     2,931      (4,107)       2,984
                                             ----------  ----------  -----------
Net policy acquisition costs ............... $  17,033   $  28,681   $   29,388
                                             ==========  ==========  ===========

     Total gross direct and indirect expenses as a percentage of direct
written and assumed premiums were 25.3%, 24.8% and   23.6% in 1998, 1999 and
2000, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 11.5%, 12.1% and 11.6%. Indirect underwriting expenses were 10.3%, 9.6% and 8.9% of total direct written and assumed premiums in 1998, 1999 and 2000, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume. Premium taxes increased $1.3 million in 2000 due to the increase in written premiums and to a refund of $392,000 which was received in 1999 for premium taxes paid in a prior year.

     Commissions received from reinsurers was reduced by $9.7 million during 1999 due to the rescission of the reinsurance treaties discussed previously. Net policy acquisition costs increased $7.0 million in 1999 due to the rescission of the reinsurance treaties, net of the adjustment for deferred acquisition costs. Ceding commissions during 2000 included $5.0 million for the purchase of the quota share reinsurance in the fourth quarter of 2000. Net policy acquisition costs decreased $2.2 million in 2000 due to the purchase of the quota share reinsurance, net of the adjustment for deferred acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 9.9%, 7.8% and 7.6% of gross premiums earned and commissions, fees and other income (excluding the fee related to the rescission of the reinsurance treaties) in 1998, 1999 and 2000, respectively. During 2000, the Company incurred expenses related to the going private transaction of approximately $847,000. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's revenues.

     In 1998, the Company adopted a stock option and stock grant plan for certain non-employee directors of the Company. Compensation expense related to the plan in the amount of $272,000 and $177,000 is included in general and administrative expenses in 1998 and 2000, respectively.

INTEREST EXPENSE

     Interest expense increased 102%, 64% and 49% in 1998, 1999 and 2000, respectively. The increase in 1998 was primarily due to increased levels of bank debt. The increases in 1999 and 2000 were due primarily to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA. See "Liquidity and Capital Resources."

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving the CenTra Group. Litigation expenses were a credit of approximately $2.7 million in 1998, and were an expense of approximately $1.1 million and $654,000 in 1999 and 2000, respectively. During the second quarter of 1998, the Oklahoma Court in which the CenTra litigation is pending ordered all parties to pay their own costs and attorney's fees in the case thus denying the CenTra Group's request of approximately $4.7 million for those expenses. Accordingly, the Company reduced the previous 1997 net charge for CenTra litigation matters by approximately $3.8 million during the second quarter of 1998. Increased or renewed activity could result in greater litigation expenses in the future.

     Certain litigation expenses may be recovered from the Company's directors and officers liability insurer ("D&O Insurer"). As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from the D&O Insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Court proceedings, the Company recorded an additional estimated recovery of $2.7 million from the D&O Insurer. The Company is entitled to a total of $5 million under the applicable insurance policy to the extent it has advanced reimbursable expenses. Some amounts have been previously paid without dispute and the Company is negotiating with the D&O Insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in settling this matter.

     See "CenTra Litigation" and Note 11 to Consolidated Financial Statements.

INCOME TAX PROVISION

     The provision for or benefit from federal income taxes of the consolidated U.S. subsidiaries varies with the level of income or loss before income taxes of such subsidiaries. The provision or benefit relative to the consolidated income before income taxes will also vary dependent on the income before income taxes reported by the consolidated U.S. subsidiaries.

NET INCOME (LOSS)

     As a result of the factors described above, the Company reported a net loss of $1,952,000 in 2000 compared to net income of $2,151,000 in 1999 and $3,442,000 in 1998. Net litigation expenses related to legal proceedings involving the CenTra Group reduced net income by $630,000 in 2000 and $1.1 million in 1999 compared to an increase of $2.9 million in 1998.

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

     Fixed-maturity investments are purchased to support the investment strategies of the Company and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and their mix of business. At the time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. The Company has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of other comprehensive income until realized.

     During 1998, the Company used $8.8 million in cash from operations due primarily to the purchase of additional reinsurance described previously. During 1999 and 2000, the Company provided $8.7 million and $19.3 million, respectively, in cash from operations.

     Cash flows from investing activities were primarily the result of normal purchases and sales of investment securities. Net realized investment gains before income taxes were $1,163,000, $55,000 and $180,000 during 1998, 1999 and 2000, respectively, from the sale of investments. The Company received proceeds of $48.0 million, $4.2 million and $16.2 million during 1998, 1999 and 2000, respectively, from the sale of available for sale fixed-income securities prior to their maturity. In 1998, to augment maturities and reposition their portfolios, Chandler Barbados and NAICO chose to liquidate certain fixed maturity securities that were available for sale prior to their maturities. The average maturity of the Company's investments was 3.9 years and 4.3 years at December 31, 1999 and 2000, respectively.

     Chandler Barbados is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for the benefit of the primary insurer ceding such amounts. Chandler Barbados secures such amounts by trust arrangements whereby securities are deposited into a trust account for the benefit of the primary insurer. NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2000, the total amount of cash and investments restricted for Chandler Barbados and NAICO as a result of these arrangements was $26.9 million and $5.9 million, respectively.

     Cash flows from financing activities include bank borrowings and repayments, the sale of debentures and purchases of the Company's common stock in accordance with the divestiture of stock owned by the CenTra Group. In February 1998, Chandler USA entered into a five-year loan agreement with a bank having a principal amount of $2.3 million. In March 1998, Chandler USA borrowed an additional $6.2 million under an existing loan agreement with a bank. In July 1999, both bank notes were repaid from the proceeds of the debenture offering.

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

     In December 1999, the Company made payments totaling approximately $15.2 million to acquire 1,989,200 shares of its own stock previously owned by CenTra and certain of its affiliates. In November 2000, the Company paid approximately $6.9 million to acquire 1,142,625 shares of its own stock previously owned by CenTra and certain of its affiliates. The shares have been formally canceled. The acquisitions were made in accordance with a divestiture plan which had been proposed by NAICO and adopted by the Nebraska Court.

     The Company will finance the Recapitalization Plan through (i) a $2.4 million sale of Class A Common Shares to Messrs. LaGere and Paden, (ii) up to an $11.8 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding options. Chandler USA will loan up to $11.8 million to Chandler Barbados. Up to $8.0 million of Chandler USA's intercompany loan to Chandler Barbados will be from a dividend declared by NAICO and approximately $3.8 million will be from a sale and leaseback transaction for certain equipment owned by Chandler USA. Management believes that the use of the intercompany loan will not impair the financial position of the Company or its subsidiaries.

CENTRA LITIGATION

     In 1992, the Company became involved in certain legal proceedings beyond the ordinary course of business. Note 11 to Consolidated Financial Statements describes the extensive CenTra litigation related to the Company and its affiliates and the CenTra Group.

     The Nebraska Court had previously ordered CenTra to divest all shares of Chandler stock owned or controlled by it or its affiliates. During December 1999, the Company acquired 1,989,200 shares of its stock in exchange for payment of $15,204,758 to the CenTra Group and affiliates. During November 2000, the Company acquired the remaining 1,142,625 of its common shares in exchange for payment of $6,882,500 to the CenTra Group and affiliates pursuant to a ruling of the Oklahoma Court in April 1997, which was upheld by the 10th Circuit Court of Appeals in September 2000. The Nebraska Court determined the method of divestiture of these shares and gave effect to the Oklahoma Court judgment ordering the repurchase of the shares which resulted in the above payments. Based on the April 1997 judgment and subsequent actions by the Oklahoma Court, the Company previously recorded the return of 1,660,125 shares as a decrease to shareholders' equity during 1997. Following the execution of the judgment of the Nebraska Court, the CenTra Group filed pleadings in the Oklahoma Court claiming entitlement to post-judgment interest on the amounts the Company was ordered to pay in exchange for the transfer of the shares. CenTra claims that it is entitled to post-judgment interest amounting to approximately $2.5 million. The Company vigorously opposes this claim and the issue is now pending before the Oklahoma Court. The Oklahoma Court has asked for briefs and may hear argument but has not scheduled a date for decision of these issues. The Oklahoma Court currently has under consideration dispositive motions regarding a claim made by CenTra affiliates based upon alleged wrongful cancellation of certain insurance policies by NAICO and NAICO Indemnity, subsidiaries of the Company.

                                                                       PAGE 34
     While the Company believes that it is likely that the Company and its affiliates will ultimately prevail as to all material claims asserted in the CenTra litigation, should the CenTra litigation be decided adversely to the Company, such event could have a material adverse effect on the Company.

YEAR 2000 READINESS DISCLOSURES

     Through 2000, the Company has not experienced any significant problems or disruptions related to year 2000 problems. The Company is not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with the Company. While it is possible that certain year 2000 problems may exist but have not yet materialized, the Company does not expect any year 2000 problems to be encountered in the future that would have a material adverse effect on the operating results of the Company.

ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition, results of operations or cash flows since the Company has no derivative instruments.

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

     As of December 31, 2000, substantially all of the investments of Chandler Barbados and NAICO were in fixed-maturity investments (rated A1 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                        Estimated
                                                              Hypothetical           fair value after
                                                                change in              hypothetical
                                      Fair value at           interest rate              change in
                                       December 31,         (bp=basis points)          interest rate
                                  ---------------------   ----------------------   ---------------------
                                     1999       2000      (Dollars in thousands)      1999       2000
                                  ---------- ----------                            ---------- ----------

Fixed-maturity investments (1)... $ 109,748  $ 112,636    100 bp increase.......   $ 106,457  $ 108,659
                                                          200 bp increase.......     103,340    104,881
                                                          100 bp decrease.......     113,228    116,867
                                                          200 bp decrease.......     116,910    121,328
---------------------------------

(1)  The fair value at December 31, 2000 excludes short-term investments with a fair value of $5.5 million as management does not feel that these investments are exposed to significant interest rate risk due to their maturity dates.  The Company did not hold any short-term investments at December 31, 1999.


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2000 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $7.8 million at that date.

     Chandler USA is obligated for senior debentures that have a maturity date of July 16, 2014. The debentures have a fixed interest rate of 8.75% and are redeemable on or after July 16, 2009 without penalty or premium. At December 31, 2000, the fair value of Chandler USA's debentures was estimated to be $21.6 million based on quoted market prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 (a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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


NAME                AGE   POSITION
-----------------  -----  --------------------------------------------------
W. Brent LaGere     55    Chairman of the Board, Chief Executive Officer,
                          President, Executive Committee Chairman, Investment
                          Committee Member and Director.

Mark T. Paden       44    Executive Vice President, Chief Financial Officer,
                          Executive Committee Member, Investment Committee
                          Member and Director.

Brenda B. Watson    60    Executive Vice President, Executive Committee Member
                          and Director.

Richard L. Evans    54    Vice President and Director.

Steven R. Butler    43    Vice President - Administration.

Mark C. Hart        45    Vice President - Accounting and Treasurer.

James M. Jacoby     66    Audit Committee Member, Option and Compensation
                          Committee Chairman and Director.

Paul A. Maestri     70    Executive Committee Member, Audit Committee Member,
                          Option and Compensation Committee Member and Director.

Robert L. Rice      66    Audit Committee Chairman, Executive Committee Member,
                          Investment Committee Member, Option and Compensation
                          Committee Member and Director.

W. Scott Martin     50    Director.


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

     PAUL A. MAESTRI has been a director of the Company since October 1985. Since February 1990, Mr. Maestri has engaged in personal investment activities. From 1980 to February 1990 Mr. Maestri was a director and the President and Chief Executive Officer of P.A.M. Transport, Inc. He has also been a director of L&W since December 1993, NAICO since May 1997 and CIM since May 1998.

     ROBERT L. RICE has been in private practice as a certified public accountant for more than five years and a director of the Company since May 1987. Mr. Rice has also been a director of Chandler USA since June 1993, L&W since May 1997, CIM since May 1998 and NAICO since March 2000.

     W. SCOTT MARTIN has been President of the Tulsa Loan Production Office with First Bank & Trust Company in Wagoner, Oklahoma since 1994. Mr. Martin also serves as a director of First Bank & Trust in Wagoner, Oklahoma, First Bank of Chandler in Chandler, Oklahoma, First National Bank in Burkburnett, Texas and The Bank of Union in Union City, Oklahoma. Mr. Martin has been a director of the Company since November 1999. Mr. Martin has also been a director of Chandler USA and NAICO since March 2000.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to the Company pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to the Company, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2000.

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





                                                                  SUMMARY COMPENSATION TABLE
                                                                    ANNUAL COMPENSATION (1)
                                                --------------------------------------------------------------
                                                                                    OTHER ANNUAL   ALL OTHER
                                                             SALARY       BONUS     COMPENSATION  COMPENSATION
NAME AND PRINCIPAL POSITION                       YEAR         ($)        ($)(2)       ($)(3)        ($)(4)
----------------------------------------------- --------  ------------  ----------  ------------  ------------

W. Brent LaGere                                   2000    $   414,922   $ 150,000        N/A      $    39,525
  Chairman of the Board, CEO and President        1999        404,228           -        N/A           38,349
  of Chandler USA, NAICO and L&W                  1998        397,361           -        N/A           36,596

Mark T. Paden                                     2000        238,865     150,000        N/A            5,225
  Executive Vice President, COO and CFO           1999        231,188           -        N/A            5,000
  of Chandler USA, NAICO and L&W                  1998        209,300           -        N/A            4,900

Brenda B. Watson                                  2000        230,987      84,936        N/A            9,725
  Executive Vice President of NAICO               1999        225,437     112,719        N/A            8,600
  and L&W                                         1998        221,607           -        N/A            8,100

Richard L. Evans                                  2000        232,219           -        N/A            6,525
  Senior Vice President - Claims of Chandler      1999        224,735           -        N/A            6,400
  USA, NAICO and L&W                              1998        218,190           -        N/A            6,200

Steven R. Butler                                  2000        146,449      11,327        N/A                -
  President of CIM and CIM Barbados               1999        138,532      16,419        N/A                -
                                                  1998        133,252      16,272        N/A                -
-----------------------------------------------

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

(4)  The amounts shown under this column represent contributions by the Company's U.S. subsidiaries to a 401(k) plan
     ($3,725 for each of the Named Executives), and the premiums paid or to be paid by the Company's U.S. subsidiaries under life insurance arrangements with the Named Executives.  A portion of the premiums ($23,400, $25,700 and
     $27,100 in 1998, 1999 and 2000, respectively) were paid under split dollar life insurance plans.  Under these plans, the Company's U.S. subsidiaries pay the premiums for life insurance issued to the Named Executive.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the Named Executive cancels and surrenders the policy.


OPTIONS EXERCISED AND HOLDINGS

     No options were granted to or exercised by the Named Executives during 2000 and there were no unexercised options held by the Named Executives as of December 31, 2000.

DIRECTOR COMPENSATION

     Messrs. Jacoby, Maestri, Rice and Martin -- the Company's outside directors -- receive an annual retainer of $6,000 and $1,000 for each meeting. These outside directors are compensated at the rate of $1,000 per day for time spent on board-related activities. During 2000, Messrs. Jacoby, Maestri, Rice and Martin received total director compensation from the Company and its subsidiaries of $41,250, $44,250, $52,000 and $21,500, respectively, including compensation for time spent in connection with certain litigation and the Recapitalization Plan.

     During 1998, the Company's directors approved the Directors' Stock Option and Stock Grant Plan (the "Directors' Plan"). The Directors' Plan provides that the non-employee directors of the Company are eligible for grants of stock options and stock grants in accordance with the terms of the Directors' Plan. Options and stock grants may not be granted under the plan for more than 260,000 shares of common stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the board of directors, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. The exercise price of the stock options shall generally be equal to the average closing price of common stock of the Company for the 30 calendar days preceding the date the options are granted. The option period begins on the effective date of the option grant and terminates on the tenth anniversary of that date.

     The aggregate number of shares of stock awarded to an eligible director as a stock grant shall total 20,000 shares of common stock of the Company.
The award shall be divided into two equal installments. The first installment of 10,000 shares shall automatically be awarded as of the first regular board meeting after an eligible director completes ten continuous years of service on the board. The second installment of 10,000 shares will automatically be awarded as of the first anniversary of the initial stock grant, regardless of whether the director is still a member of the board. During 1998, a total of 40,000 shares valued at $250,000 were awarded to two directors and during 2000, 20,000 shares valued at $165,000 were awarded to one director. These amounts are included in general and administrative expenses in the Company's consolidated statements of operations.

     Each eligible director shall automatically be granted options to purchase 1,500 shares of common stock of the Company as of the first regular board meeting in each year the director serves on the board. Each eligible director shall also automatically be granted options to purchase 30,000 shares of common stock of the Company effective as of the first regular board meeting after the director completes ten continuous years of service on the board. During 1998, options for 66,000 shares were awarded with an exercise price of $5.92 per share, which resulted in approximately $22,000 of compensation expense which is included in general and administrative expenses in the Company's consolidated statements of operations. During 1999, options for 6,000 shares were awarded with an exercise price of $8.06 per share. As the exercise price of the options exceeded the market value at the date of grant, the Company did not recognize any compensation expense for the options issued in 1999. During 2000, options for 7,500 shares were awarded with an exercise price of $8.13 per share, and options for 30,000 shares were awarded with an exercise price of $7.85 per share, which resulted in approximately $12,000 of compensation expense. As of December 31, 2000, options for 109,500 shares were outstanding.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of Common Shares of the Company beneficially owned as of February 28, 2001 by (i) each director, (ii) the Company's Chairman and Chief Executive Officer and each of the Company's four other most highly compensated executive officers for services rendered for the fiscal year ended December 31, 2000 and (iii) all current directors and executive officers as a group:

                                                                BENEFICIAL OWNERSHIP
                                                       ---------------------------------------
NAME OF DIRECTOR OR EXECUTIVE OFFICER                   NUMBER OF SHARES (1)     PERCENT (2)
------------------------------------------------------ ----------------------  ---------------
W. Brent LaGere ......................................        449,778   (3)              13.6%
Brenda B. Watson .....................................         53,566   (4)               1.6%
Richard L. Evans .....................................         59,522                     1.8%
Paul A. Maestri ......................................         54,500   (5)               1.6%
James M. Jacoby ......................................         54,500   (6)               1.6%
Robert L. Rice .......................................         54,500   (5)               1.6%
Mark T. Paden ........................................         28,810                       *
W. Scott Martin ......................................         33,000   (7)               1.0%
Steven R. Butler .....................................          3,200                       *
All directors and officers as a group (10 persons) ...        794,904   (8)              23.3%
------------------------------------------------------
*   Less than 1%


(1)  The rules of the SEC provide that, for the purposes hereof, a person is considered the
     "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares.  Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

(2)  Based on 3,295,408 common shares outstanding on February 28, 2001.  Common Shares subject to options that are exercisable within 60 days of February 28, 2001, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)  Includes (i) 348,390 Common Shares owned by the W. Brent LaGere Irrevocable Trust (the
     "Trust") and (ii) 22,500 Common Shares owned by W&L Holding Corp. ("W&L Holding"), a corporation 100% of which is owned by the Trust.  Mr. LaGere disclaims beneficial ownership of the shares held by the Trust and W&L Holding.  The business address of Mr. LaGere is
     1010 Manvel Avenue, Chandler, Oklahoma, 74834.

(4)  Includes 8,027 shares held by Ms. Watson's husband.  Ms. Watson disclaims beneficial ownership of the shares owned by her husband.

(5)  Includes 34,500 Common Shares issuable upon exercise of outstanding options.

(6)  Includes (i) 10,000 Common Shares which have been awarded pursuant to the Directors' Plan and will be issued during 2001, and (ii) 34,500 Common Shares issuable upon exercise of outstanding options.

(7)  Includes 1,500 Common Shares issuable upon exercise of outstanding options.


(8)  Includes 105,000 Common Shares issuable upon exercise of outstanding options.  In addition, includes 3,528 Common Shares owned by another executive officer of the Company not listed in the table above.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by the Company to own beneficially more than 5% of the Company's Common Shares as of February 28, 2001. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.

                                                               BENEFICIAL OWNERSHIP
                                                     ----------------------------------------
NAME OF SHAREHOLDER                                   NUMBER OF SHARES (1)     PERCENT (2)
---------------------------------------------------- ---------------------  -----------------

Benjamin T. Walkingstick
  1001 Manvel Avenue, Chandler, Oklahoma 74834 .....        377,529 (3)               11.5%
Marvel List
  420 Bennett Boulevard, Chandler, Oklahoma 74834 ..        375,477 (4)               11.4%

----------------------------------------------------

(1)  The rules of the SEC provide that, for the purposes hereof, a person is considered the
     "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares.  Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

(2)  Based on 3,295,408 Common Shares outstanding on February 28, 2001.

(3)  Includes 2,500 Common Shares held by Mr. Walkingstick's wife, 16,256 Common Shares held by
     Mr. Walkingstick's son, 3,562 Common Shares held by Mr. Walkingstick's daughter, and 2,873 held by Mr. Walkingstick's grandchildren.  Mr. Walkingstick disclaims beneficial ownership of these shares.

(4)  Includes 370,890 Common Shares held by the Trust, of which 22,500 Common Shares are directly owned by W&L Holding, which is 100% owned by the Trust.  Ms. List serves as trustee of the Trust.


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

     During December 1999, the Company acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to CenTra and its affiliates. During November 2000, the Company acquired 1,142,625 shares of its own stock in exchange for payment of $6,882,500 to CenTra and its affiliates. The acquisitions were made pursuant to a divestiture plan proposed by NAICO and approved by the Nebraska Court. All shares were canceled upon their return to the Company.

     During December 1999, CIM transferred the 524,475 shares of the Company's common stock that it owned to the Company. The shares were canceled by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June and November 1998, W. Brent LaGere purchased, on behalf of and for the benefit of the Thrift Plan 52,000 and 80,000 shares, respectively, of the Company's common stock. On November 19, 1998, the Thrift Plan acquired these and other shares of the Company's common stock at no profit to Mr. LaGere.

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. LaGere, Evans and Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintains these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 1998, 1999 and 2000, Chandler USA incurred approximately $217,000, $202,000 and $265,000, respectively, in expenses associated with its use of this property, including $7,000, $8,000 and $9,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 1998, 1999 and 2000, respectively.

     Prior to May 1, 1997, Benjamin T. Walkingstick was an employee of Chandler USA pursuant to an employment agreement dated October 28, 1988 (the "Employment Agreement") and served as an executive officer and director of the Company and certain of it subsidiaries. Effective May 1, 1997, Mr. Walkingstick resigned these positions and ceased to be an employee of Chandler USA. He continued to be a consultant to Chandler USA and its subsidiaries pursuant to the Employment Agreement and continued to receive compensation under the Employment Agreement through October 2000. Mr. Walkingstick received $269,409 in compensation under Employment Agreement during 2000.

     Chandler USA and its subsidiaries paid $142,694, $248,188 and $9,155 in 1998, 1999 and 2000, respectively, for services rendered by Gardere & Wynne, L.L.P. David G. McLane, a partner of Gardere & Wynne, L.L.P., served as Secretary of NAICO during 1998, and as Assistant Secretary during 1999 and 2000. Approximately $35,323 and $227,545 of the 1998 and 1999 amounts related to the issuance of debentures by Chandler USA during 1999. During 2000, Chandler Barbados paid Gardere & Wynne, L.L.P., $331,097 for legal services of which $125,121 related to the CenTra litigation and $107,059 related to the Recapitalization Plan.

     ADVANCEMENT OF LITIGATION EXPENSES. In the CenTra litigation, certain officers and directors of the Company were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses totaling approximately $2.3 million as of December 31, 2000. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. In addition, certain expenses may be recovered from the D&O Insurer. As a result of various events in 1995, the Company recorded an $818,000 estimated recovery of costs from the D&O Insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, the Company recorded an additional estimated recovery of $982,000. The Company received a payment for the 1995 claim during 1996 in the amount of $795,000. In connection with the Oklahoma Court judgments, the Company recorded an additional estimated recovery of $2.7 million from the D&O Insurer. The Company is entitled to a total of $5 million under the applicable insurance policy. Some amounts have been previously paid without dispute and the Company is negotiating with the D&O Insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in settling this matter. Except for the recovery of a portion of the litigation costs from the D&O Insurer, no provision has been made in the accompanying consolidated financial statements related to the advancement of litigation expenses to certain defendants. The special litigation committee's of the Company and Chandler USA were delegated the authority of the board's of directors to deal with all issues arising from the Oklahoma litigation including the issue of officer and director indemnification.

     The Company believes that all transactions, including loans, with directors, officers, or shareholders of the Company are and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, together with the related notes thereto and the report of Deloitte & Touche, independent auditors on such financial statements as of December 31, 2000 and for the three years then ended are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

       3.  EXHIBITS.

           3.1  Memorandum of Association of the Company. (2)

           3.2 Articles of Association of the Company and amendments thereto. (1) (2)

           4.1  Specimen Certificate for common shares of the Company. (3)

          10.1  Directors' Stock Option and Stock Grant Plan. (4)

          21.1  Subsidiaries of the registrant.

          23.1  Deloitte & Touche consent.

      ----------------------

           (1) Previously filed as an exhibit to Registration No. 33-21381 on Form S-1 and incorporated herein by reference.

           (2) Previously filed as an exhibit to Registration No. 33-5168 on Form S-1 and incorporated herein by reference.

           (3) Previously filed as an exhibit to Registration No. 33-33540 on Form S-2 and incorporated herein by reference.

           (4) Previously filed as an exhibit to registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

           Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.

  (b)  Reports on Form 8-K.

       No report on Form 8-K was filed by the Company during or applicable to the quarter ended December 31, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               CHANDLER INSURANCE COMPANY, LTD.

Date:  March 20, 2001          By: /s/ W. Brent LaGere
                                   ------------------------------------------
                                   W. Brent LaGere
                                   Chairman of the Board, President
                                   and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 20, 2001              /s/ W. Brent LaGere
                                   --------------------------------------------
                                   W. Brent LaGere, Chairman of the Board,
                                   Chief Executive Officer, President and
                                   Director (Principal Executive Officer)

Date:  March 20, 2001              /s/ Mark T. Paden
                                   --------------------------------------------
                                   Mark T. Paden, Executive Vice President,
                                   Chief Financial Officer and Director
                                   (Principal Financial Officer)

Date:  March 20, 2001              /s/ Mark C. Hart
                                   --------------------------------------------
                                   Mark C. Hart, Vice President - Accounting
                                   and Treasurer (Principal Accounting Officer)

Date:  March 20, 2001              /s/ Brenda B. Watson
                                   --------------------------------------------
                                   Brenda B. Watson, Executive Vice President
                                   and Director


Date:  March 20, 2001              /s/ Richard L. Evans
                                   ---------------------------------------------
                                   Richard L. Evans, Vice President and Director


Date:  March 20, 2001              /s/ James M. Jacoby
                                   ---------------------------------------------
                                   James M. Jacoby, Director


Date:  March 20, 2001              /s/ Robert L. Rice
                                   ---------------------------------------------
                                   Robert L. Rice, Director

Date:  March 20, 2001              /s/ Paul A. Maestri
                                   ---------------------------------------------
                                   Paul A. Maestri, Director


Date:  March 20, 2001              /s/ W. Scott Martin
                                   ---------------------------------------------
                                   W. Scott Martin, Director

                       CHANDLER INSURANCE COMPANY, LTD.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        PAGES
                                                                                  ------------------
FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1999 and 2000 ...................         F-2

Consolidated Statements of Operations for the years ended
   December 31, 1998, 1999 and 2000 ............................................         F-3

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 1998, 1999 and 2000 ............................................         F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1999 and 2000 ............................................         F-5

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1998, 1999 and 2000 ............................................         F-6

Notes to Consolidated Financial Statements .....................................   F-7 through F-28

Independent Auditors' Report on Consolidated Financial Statements
   and Financial Statement Schedules ...........................................        F-29

SCHEDULES

   I   Summary of Investments - Other Than Investments in Related Parties ......        F-30

   II  Condensed Financial Information of Registrant ...........................  F-31 through F-33

   III Supplementary Insurance Information .....................................        F-34

   IV  Reinsurance .............................................................        F-35

   V   Valuation and Qualifying Accounts .......................................        F-36

   VI  Supplemental Information (for property-casualty insurance underwriters)..        F-37


                        CHANDLER INSURANCE COMPANY, LTD.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                                     DECEMBER 31,
                                                                               ------------------------
                                                                                  1999          2000
                                                                               ----------    ----------
ASSETS
Investments
  Fixed maturities available for sale, at fair value (amortized cost
    $112,476 and $116,680 in 1999 and 2000, respectively) .................... $ 108,709     $ 116,982
  Fixed maturities held to maturity, at amortized cost (fair value
    $1,039 and $1,139 in 1999 and 2000, respectively) ........................       984         1,056
  Equity securities available for sale, at fair value ........................       306           442
                                                                               ----------    ----------
    Total investments ........................................................   109,999       118,480
Cash and cash equivalents ....................................................     8,456        13,605
Premiums receivable, less allowance for non-collection
  of $263 and $308 at 1999 and 2000, respectively ............................    47,721        33,525
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 1999 and 2000 ....................................     3,281         3,282
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $302 and $397 at 1999 and 2000, respectively .............    37,539        39,387
Prepaid reinsurance premiums .................................................    19,960        32,700
Deferred policy acquisition costs ............................................     6,488         3,504
Property and equipment, net ..................................................    10,765        12,485
Licenses, net ................................................................     4,044         3,894
Excess of cost over net assets acquired, net .................................     3,955         2,963
Other assets .................................................................    16,912        18,844
                                                                               ----------    ----------
Total assets ................................................................. $ 269,120     $ 282,669
                                                                               ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ................................. $  98,460     $ 100,173
  Unearned premiums ..........................................................    67,769        74,198
  Policyholder deposits ......................................................     5,135         5,062
  Accrued taxes and other payables ...........................................     6,796         6,905
  Premiums payable ...........................................................     7,312        17,807
  Litigation liabilities .....................................................     8,905         2,436
  Debentures .................................................................    24,000        24,000
                                                                               ----------    ----------
    Total liabilities ........................................................   218,377       230,581
                                                                               ----------    ----------
 Shareholders' equity
  Common stock, $1.67 par value, 10,000,000 shares authorized, 4,428,033 and
    3,295,408 shares issued and outstanding in 1999 and 2000, respectively ...     7,395         5,503
  Paid-in surplus ............................................................    21,380        16,483
  Common stock to be issued (10,000 shares in 2000) ..........................         -            83
  Retained earnings ..........................................................    31,426        29,474
  Less: Stock rescinded through litigation (1,142,625 shares in 1999) ........    (6,883)            -
  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on investments available for sale,
      net of deferred income taxes ...........................................    (2,575)          545
                                                                               ----------    ----------
Total shareholders' equity ...................................................    50,743        52,088
                                                                               ----------    ----------
Total liabilities and shareholders' equity ................................... $ 269,120     $ 282,669
                                                                               ==========    ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CHANDLER INSURANCE COMPANY, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in thousands except per share data)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  1998         1999         2000
                                                                               ----------   ----------   ----------
Premiums and other revenues
  Direct premiums written and assumed ........................................ $ 134,329    $ 169,635    $ 197,227
  Reinsurance premiums ceded .................................................   (68,793)     (41,698)     (83,674)
                                                                               ----------   ----------   ----------
    Net premiums written and assumed .........................................    65,536      127,937      113,553
  Decrease (increase) in unearned premiums ...................................     4,528      (19,610)       6,310
                                                                               ----------   ----------   ----------
    Net premiums earned ......................................................    70,064      108,327      119,863
Interest income, net .........................................................     6,467        5,594        6,109
Realized investment gains, net ...............................................     1,163           55          180
Fee for rescinded reinsurance treaties .......................................         -       10,000            -
Commissions, fees and other income ...........................................     1,952        1,730        1,600
                                                                               ----------   ----------   ----------
    Total premiums and other revenues ........................................    79,646      125,706      127,752
                                                                               ----------   ----------   ----------
Operating costs and expenses
  Losses and loss adjustment expenses ........................................    47,879       79,816       84,235
  Policy acquisition costs ...................................................    17,033       28,681       29,388
  General and administrative expenses ........................................    12,710       12,029       14,628
  Interest expenses ..........................................................       936        1,531        2,275
  Litigation expenses, net ...................................................    (2,707)       1,133          654
                                                                               ----------   ----------   ----------
    Total operating costs and expenses .......................................    75,851      123,190      131,180
                                                                               ----------   ----------   ----------
Income (loss) before income taxes ............................................     3,795        2,516       (3,428)
Federal income tax (provision) benefit
  of consolidated U.S. subsidiaries ..........................................      (353)        (365)       1,476
                                                                               ----------   ----------   ----------
  Net income (loss) .......................................................... $   3,442    $   2,151    $  (1,952)
                                                                               ==========   ==========   ==========
Basic earnings (loss) per common share ....................................... $    0.54    $    0.34    $   (0.46)
Diluted earnings (loss) per common share ..................................... $    0.53    $    0.34    $   (0.46)

Basic weighted average common shares outstanding .............................     6,429        6,330        4,281
Diluted weighted average common shares outstanding ...........................     6,438        6,347        4,281


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                       PAGE F-4
                         CHANDLER INSURANCE COMPANY, LTD.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1998         1999         2000
                                                                           ----------   ----------   ----------

Net income (loss) ........................................................ $   3,442    $   2,151    $  (1,952)
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ..............     1,905       (4,568)       4,386
    Less: Reclassification adjustment for gains included in
      net income (loss) ..................................................    (1,163)         (55)        (180)
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), before income tax .....................       742       (4,623)       4,206
Income tax benefit (provision) related to items of other
  comprehensive income (loss) ............................................      (202)       1,255       (1,086)
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), net of income tax .....................       540       (3,368)       3,120
                                                                           ----------   ----------   ----------
Comprehensive income (loss) .............................................. $   3,982    $  (1,217)   $   1,168
                                                                           ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CHANDLER INSURANCE COMPANY, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1998         1999         2000
                                                                           ----------   ----------   ----------

OPERATING ACTIVITIES
  Net income (loss) ...................................................... $   3,442    $   2,151    $  (1,952)
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash provided by
      (applied to) operating activities:
      Realized investment gains, net .....................................    (1,163)         (55)        (180)
      Net (gains) losses on sale of equipment ............................      (146)          69           10
      Amortization and depreciation ......................................     2,458        2,361        2,700
      Provision for non-collection of premiums ...........................       152          210          179
      Provision for non-collection of reinsurance recoverables ...........        50            -            -
      Earned compensation - non-employee director stock option
        and stock-grant plan .............................................       272            -          177
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ................................................      (552)     (19,452)      14,017
      Reinsurance recoverable on paid losses .............................      (160)        (671)         (50)
      Reinsurance recoverable on unpaid losses ...........................   (17,676)      (8,419)      (1,799)
      Prepaid reinsurance premiums .......................................   (12,786)       2,488      (12,740)
      Deferred policy acquisition costs ..................................     2,931       (4,107)       2,984
      Other assets .......................................................      (562)        (767)      (3,131)
      Unpaid losses and loss adjustment expenses .........................     5,980       17,551        1,713
      Unearned premiums ..................................................     8,259       17,122        6,429
      Policyholder deposits ..............................................       106          199          (73)
      Accrued taxes and other payables ...................................    (2,471)       2,927          109
      Premiums payable ...................................................     6,407       (3,649)      10,495
      Litigation liabilities .............................................    (3,390)         776          414
                                                                           ----------   ----------   ----------
      Cash provided by (applied to) operating activities .................    (8,849)       8,734       19,302
                                                                           ----------   ----------   ----------

INVESTING ACTIVITIES
  Fixed maturities available for sale:
    Purchases ............................................................   (71,195)     (30,931)     (51,071)
    Sales ................................................................    47,957        4,159       16,210
    Maturities ...........................................................    27,413       21,948       30,498
  Fixed maturities held to maturity:
    Maturities ...........................................................       100          265            -
  Cost of property and equipment purchased ...............................    (3,470)      (3,920)      (2,953)
  Proceeds from sale of property and equipment ...........................       337          121           46
                                                                           ----------   ----------   ----------
    Cash provided by (applied to) investing activities ...................     1,142       (8,358)      (7,270)
                                                                           ----------   ----------   ----------
FINANCING ACTIVITIES
  Cost of common stock purchased by subsidiary ...........................      (524)           -            -
  Payments to acquire stock under divestiture plan .......................         -      (15,204)      (6,883)
  Proceeds from notes payable & debentures ...............................     8,548       24,000            -
  Payments on notes payable ..............................................    (1,933)      (9,410)           -
  Debt issue costs .......................................................         -       (1,689)           -
                                                                           ----------   ----------   ----------
    Cash provided by (applied to) financing activities ...................     6,091       (2,303)      (6,883)
                                                                           ----------   ----------   ----------
  Increase (decrease) in cash and cash equivalents during the period .....    (1,616)      (1,927)       5,149
  Cash and cash equivalents at beginning of period .......................    11,999       10,383        8,456
                                                                           ----------   ----------   ----------
  Cash and cash equivalents at end of period ............................. $  10,383    $   8,456    $  13,605
                                                                           ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CHANDLER INSURANCE COMPANY, LTD.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands except share amounts)


                                                                                         Stock     Accumulated
                                                       Common                 Stock    rescinded      other        Total
                                   Common  Paid-in   stock to be  Retained   held by    through   comprehensive shareholders'
                                    stock  surplus     issued     earnings  subsidiary litigation income (loss)    equity
                                  -------- -------- ------------ ---------- ---------- ---------- ------------- ------------

Balance, January 1, 1998 ........ $11,593  $34,942  $         -  $  25,833  $  (2,487) $ (11,799) $        253  $    58,335

Net income ......................       -        -            -      3,442          -          -             -        3,442

Stock acquired by subsidiary
  at cost (69,858 shares) .......       -        -            -          -       (524)         -             -         (524)

Stock issued or to be issued for
  non-employee director stock
  option and stock grant
  plan (40,000 shares) ..........       -       41          125          -        106          -             -          272

Change in unrealized gain on
  investments available for
  sale, net of income tax .......       -        -            -          -          -          -           540          540
                                  -------- -------- ------------ ---------- ---------- ---------- ------------- ------------

Balance, December 31, 1998 ......  11,593   34,983          125     29,275     (2,905)   (11,799)          793       62,065

Net income ......................       -        -            -      2,151          -          -             -        2,151

Stock issued for non-employee
  director stock option and stock
  grant plan (20,000 shares) ....       -       18         (125)         -        107          -             -            -

Stock acquired from subsidiary
  and retired (524,475 shares) ..    (876)  (1,922)           -          -      2,798          -             -            -

Stock acquired pursuant to
  divestiture order and
  retired .......................  (3,322) (11,699)           -          -          -      4,916             -      (10,105)

Change in unrealized loss on
  investments available for
  sale, net of income tax .......       -        -            -          -          -          -        (3,368)      (3,368)
                                  -------- -------- ------------ ---------- ---------- ---------- ------------- ------------

Balance, December 31, 1999 ......   7,395   21,380            -     31,426          -     (6,883)       (2,575)      50,743

Net loss ........................       -        -            -     (1,952)         -          -             -       (1,952)

Stock issued or to be issued for
  non-employee director stock
  option and stock grant plan
  (20,000 shares) ...............      16       78           83          -          -          -             -          177

Stock acquired pursuant to
  divestiture order and retired..  (1,908)  (4,975)           -          -          -      6,883             -            -

Change in unrealized gain on
  investments available for
  sale, net of income tax .......       -        -            -          -          -          -         3,120        3,120
                                  -------- -------- ------------ ---------- ---------- ---------- ------------- ------------

Balance, December 31, 2000 ...... $ 5,503  $16,483  $        83  $  29,474  $       -  $       -  $        545  $    52,088
                                  ======== ======== ============ ========== ========== ========== ============= ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CHANDLER INSURANCE COMPANY, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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

          The consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") and are expressed in U.S. dollars. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain reclassifications of prior years have been made to conform to the 2000 presentation.

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

  (E)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

          Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported based on data available at this time. The methods of determining such estimates and establishing resulting reserves are periodically reviewed and updated, and adjustments therefrom are necessary to maintain an adequate reserve for unpaid losses and loss adjustment expenses. As more fully explained in Note 4, such estimates are management's best estimates of the expected values. The actual results may vary from these values because the evaluation of losses is inherently subjective and susceptible to significant changing factors.

  (F)  EARNINGS PER COMMON SHARE

          Basic earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. Weighted average shares include 1,660,125 common shares which were rescinded through litigation during 1997 but were outstanding at December 31, 1998 (1,142,625 were outstanding at December 31, 1999), and exclude 544,475 shares held by a subsidiary of the Company at December 31, 1998. The numerator for basic and diluted earnings per share is equal to the net income (loss) for the respective period.

          The following table sets forth the computation of the denominator for basic and diluted earnings per share:

                                                               YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             1998       1999       2000
                                                          ---------- ---------- ----------
                                                                   (In thousands)
       Denominator for basic earnings (loss) per
          common share - weighted average shares.........     6,429      6,330      4,281
       Effect of dilutive securities-
          non-employee director stock options............         9         17          -  (1)
                                                          ---------- ---------- ----------
       Denominator for dilutive earnings (loss) per
          common share - adjusted weighted average
          shares and assumed conversions.................     6,438      6,347      4,281
                                                          ========== ========== ==========
------------------------

       (1)  The diluted share base for the year ended December 31, 2000 excludes incremental shares of 17,000 related to non-employee director stock options.  These shares are excluded due to their antidilutive effect as a result of the Company's net loss for the year ended
            December 31, 2000.


  (G)  DEFERRED POLICY ACQUISITION COSTS

          Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO expensed $242,000, $324,000 and $190,000 during 1998,
       1999 and 2000, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $2.3 million, $1.9 million and $1.6 million in 1998, 1999 and 2000, respectively.

  (H)  PROPERTY AND EQUIPMENT

          Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                          1999       2000
                                                       ---------- ----------
                                                           (In thousands)
               Real estate and improvements............ $  8,157  $   9,921
               Other property and equipment............   11,353     11,977
                                                        --------- ----------
                                                          19,510     21,898
               Accumulated depreciation................   (8,745)    (9,413)
                                                        --------- ----------
                                                        $ 10,765  $  12,485
                                                        ========= ==========

          Depreciation expense was approximately $1,062,000, $1,090,000 and $1,178,000 for 1998, 1999 and 2000, respectively.

  (I)  INTANGIBLE ASSETS

          The cost of insurance licenses acquired is amortized over 40 years using the straight-line method. The excess of cost over net assets acquired is amortized by the straight-line method over 15-17 years. Intangible assets included the following at December 31:

                                                          1999       2000
                                                       ---------- ----------
                                                           (In thousands)

           Licenses................................... $   5,991  $   5,991
           Excess of cost over net assets acquired....    10,748     10,748
                                                       ---------- ----------
                                                          16,739     16,739
           Accumulated amortization...................    (8,740)    (9,882)
                                                       ---------- ----------
                                                       $   7,999  $   6,857
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

  (N)  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                     1998       1999       2000
                                                  ---------- ---------- ----------
                                                           (In thousands)
     Cash payments during the year for:
        Interest................................. $   1,307  $     549  $   2,255
        Income taxes.............................       170        857        587


          As a result of a jury verdict in April 1997, the Company recorded the rescission of certain common stock of the Company that it sold in 1990 in return for a future payment of $5,099,133. The rescission was recorded as a decrease to shareholders' equity in the amount of approximately $4,916,000 with the remaining amount included in litigation expense. In December 1999, the Company paid the $5,099,133 in exchange for the stock which was then canceled. In the fourth quarter of 1997, the Company recorded the rescission of certain additional common stock of the Company pursuant to an order issued on March 10, 1998 in the amount of $6,882,500. In November 2000, the Company paid the $6,882,500 in exchange for the stock which was then canceled. See Note 11 for additional information.

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

  (P)  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition, results of operations or cash flows since the Company has no derivative instruments.

NOTE 2.  GOING PRIVATE TRANSACTION

          On March 5, 2001, various proposals which constituted a going private transaction were approved at a special meeting of the Company's shareholders. The going private transaction will have the effect of deregistration of the Company's shares and result in the Company being privately held by Brent LaGere, the Company's Chairman of the Board and Chief Executive Officer who will hold 80% of the voting common shares and Mark Paden, the Company's Executive Vice President and Chief Financial Officer, who will hold 20% of the Company's voting common shares.

          Certain key shareholders, including certain employees of the Company's subsidiaries ("continuing shareholders"), have elected to exchange their common shares for non-voting preferred shares. All other shareholders except Messrs. LaGere and Paden will receive a cash payment equal to $10 per share for each share they own on the record date established by the Company's board of directors for the consummation of a 1 for 1,000,000 reverse stock split. The reverse stock split and repurchase will occur after all continuing shareholders have exchanged their voting common stock for non-voting preferred stock in accordance with the Company's plan.

NOTE 3.  INVESTMENTS AND INTEREST INCOME

          Net interest income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       1998       1999       2000
                                                    ---------- ---------- ----------
                                                             (In thousands)
Interest on fixed-maturity investments............. $   6,236  $   5,908  $   6,729
Interest on cash equivalents.......................       953        907      1,151
Investment expenses................................      (722)    (1,221)    (1,771)
                                                    ---------- ---------- ----------
   Interest income, net............................     6,467      5,594      6,109
                                                    ---------- ---------- ----------
Realized gains, net - fixed-maturity investments...     1,163         55        180
                                                    ---------- ---------- ----------
                                                    $   7,630  $   5,649  $   6,289
                                                    ========== ========== ==========

     Investment expenses include $399,000, $851,000 and $1,365,000 for the years ended December 31, 1998, 1999 and 2000, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:

                                                        GROSS     GROSS
                                                     UNREALIZED UNREALIZED   FAIR      CARRYING
DECEMBER 31, 1999                            COST       GAINS     LOSSES     VALUE       VALUE
----------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                          (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
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
                                          ========== ========== ========== ========== ==========

                                                        GROSS     GROSS
                                                     UNREALIZED UNREALIZED   FAIR      CARRYING
DECEMBER 31, 2000                            COST       GAINS     LOSSES     VALUE       VALUE
----------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                          (In thousands)

U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $  45,315  $     507  $    (362) $  45,460  $  45,460
Obligations of states and political
   subdivisions..........................     8,157         64         (9)     8,212      8,212
Corporate obligations....................    44,981        573       (461)    45,093     45,093
Public utilities.........................    13,218        164       (163)    13,219     13,219
Mortgage-backed securities...............     5,009          -        (11)     4,998      4,998
                                          ---------- ---------- ---------- ---------- ----------
                                          $ 116,680  $   1,308  $  (1,006) $ 116,982  $ 116,982
                                          ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $   1,056  $      83  $       -  $   1,139  $   1,056
                                          ========== ========== ========== ========== ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................... $       -  $     442  $       -  $     442  $     442
                                          ========== ========== ========== ========== ==========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2000 are shown below:

                                              AVAILABLE FOR SALE    HELD TO MATURITY
                                            --------------------- ---------------------
                                             AMORTIZED             AMORTIZED
                                               COST    FAIR VALUE    COST    FAIR VALUE
                                            ---------- ---------- ---------- ----------
                                                           (In thousands)
Due in one year or less.................... $  15,986  $  15,990  $       -  $       -
Due after one year through five years......    55,366     55,917      1,056      1,139
Due after five years through ten years.....    40,319     40,077          -          -
Due after ten years........................         -          -          -          -
                                            ---------- ---------- ---------- ----------
                                              111,671    111,984      1,056      1,139
Mortgage-backed securities.................     5,009      4,998          -          -
                                            ---------- ---------- ---------- ----------
                                            $ 116,680  $ 116,982  $   1,056  $   1,139
                                            ========== ========== ========== ==========

     Realized gains and losses from sales of fixed maturities are shown below:

                                             GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                             --------------------  ---------------------
                                                           (In thousands)
          1998.............................. $             1,224   $                 61
          1999..............................                  67                     12
          2000..............................                 241                     61


     Chandler Barbados is required as a foreign reinsurer to secure reserves for unpaid losses and loss adjustment expenses and unearned premiums for NAICO's benefit. Chandler Barbados secures such amounts with a trust arrangement whereby securities are deposited into a trust account for NAICO's benefit. At December 31, 1999 and 2000, Chandler Barbados had cash and investments with a carrying value of approximately $24.1 million and $26.9 million, respectively, deposited in a trust account for NAICO's benefit.

     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 1999 and 2000, the carrying value of these deposits totaled approximately $7.2 million and $5.9 million, respectively.

     At December 31, 2000, the total amount of cash and investments restricted as a result of these arrangements was approximately $32.8 million.

NOTE 4. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from the Company's net liability for unpaid losses and loss adjustment expenses were approximately $4.4 million and $4.8 million at December 31, 1999 and 2000, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. The Company does not discount the liability for unpaid losses and loss adjustment expenses.

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                                              YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                            1998       1999       2000
                                                                        ---------- ---------- ----------
                                                                                 (In thousands)
Net balance before provision for uncollectible reinsurance
   at beginning of year................................................ $  62,890  $  51,194  $  60,327
                                                                        ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
   Current year........................................................    42,724     74,997     78,551
   Prior years.........................................................     5,155      4,819      5,684
                                                                        ---------- ---------- ----------
      Total............................................................    47,879     79,816     84,235
                                                                        ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
   Current year........................................................   (23,152)   (37,806)   (40,836)
   Prior years.........................................................   (36,423)   (32,877)   (43,478)
                                                                        ---------- ---------- ----------
      Total............................................................   (59,575)   (70,683)   (84,314)
                                                                        ---------- ---------- ----------
Balance before provision for uncollectible reinsurance at end of year..    51,194     60,327     60,248
Adjustments to reinsurance recoverables on
   unpaid losses for uncollectible reinsurance.........................       745        594        538
                                                                        ---------- ---------- ----------
Net balance at end of year............................................. $  51,939  $  60,921  $  60,786
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

NOTE 5. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes. As of December 31, 2000, Chandler USA has capitalized $1.5 million related to debt issuance costs for the debentures. These costs are being amortized as interest expense over the term of the debentures. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions, mergers, consolidations and sales of assets. At December 31, 2000, Chandler USA was in compliance with all covenants.

NOTE 6. SHAREHOLDERS' EQUITY

CAPITAL STOCK

     On May 7, 1988, the Company's shareholders authorized the issuance of up to 3,000,000 preferred shares with a par value of $1.00. No preferred shares have been issued as of December 31, 2000.

     The provisions of Article XI of the Company's Articles of Association, which was adopted by the shareholders in 1988, prohibits business combinations lacking approval of the Continuing Directors (those not affiliated with a 20% or more shareholder) or 80% of the shareholders and may result in a prohibition against voting such shares held by a shareholder acquiring 20% or more of the common shares (and its affiliates and associates) if the Continuing Directors deny approval. In addition to the regulatory oversight of NAICO by the Oklahoma Department of Insurance, the Company is also subject to regulation under the insurance laws of Oklahoma (the "Oklahoma Insurance Code"). In addition to various reporting requirements imposed on the Company, the Oklahoma Insurance Code requires any person who seeks to acquire or exercise control over NAICO (which is presumed to exist if any person owns
10% or more of the Company's outstanding voting stock) to file and obtain approval of certain applications with the Oklahoma Department of Insurance regarding their proposed ownership of such shares.

     During December 1999, the Company acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to CenTra and its affiliates pursuant to a divestiture plan proposed by NAICO and approved by the U.S. District Court for the District of Nebraska (the "Nebraska Court"). During November 2000, the Company acquired the remaining 1,142,625 of its common shares owned by CenTra Inc. ("CenTra") and its affiliates in exchange for payment of $6,882,500 to CenTra and its affiliates. All shares were canceled upon their return to the Company. The Nebraska Court had ordered CenTra to divest all shares of Chandler owned or controlled by it or its affiliates.

     During December 1999, Chandler Insurance Management, Ltd., a wholly owned subsidiary of the Company, transferred the 524,475 shares of the Company's common stock that it owned to the Company. The shares were canceled by the Company.

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

                                                1998         1999         2000
                                             ----------   ----------   ----------
                                                        (In thousands)
            Statutory net income (loss)..... $   6,877    $  (1,455)   $   2,915
            Statutory capital and surplus... $  45,327    $  44,638    $  48,550


     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification"). Codification will change, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that NAICO uses to prepare its statutory financial statements. The State of Oklahoma has adopted Codification to be effective January 1, 2001. If Codification had been in effect at December 31, 2000, NAICO's statutory surplus would have increased by approximately $3.5 million.

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

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 1999 and 2000.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to regulations which restrict their ability to pay shareholder dividends. The payment of cash shareholder dividends by Chandler Barbados to the Company is limited to its earned surplus (approximately $43.9 million at December 31, 2000) and margin of solvency requirements. The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2001 without the approval of the Oklahoma Department of Insurance is approximately $4.9 million. Prior to 1998, NAICO (during the ownership by the Company) had not paid any cash shareholder dividends. During 1998, NAICO paid a cash shareholder dividend of $6.0 million to Chandler USA. In 2000, NAICO paid cash shareholder dividends totaling $2.5 million to Chandler USA. On January 31, 2001, the Oklahoma Department of Insurance approved the payment of an extraordinary dividend by NAICO of up to $8.0 million to Chandler USA.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of the Company, as well as regulatory limitations and such other factors as the board of directors may deem relevant. Chandler Barbados has not paid any cash shareholder dividends.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $15.9 million as of December 31, 2000). NAICO paid approximately $561,000, $465,000 and $294,000 in policyholder dividends during 1998, 1999 and 2000, respectively.

NOTE 7. STOCK OPTIONS AND WARRANTS

     During 1998 the Company's directors approved the Directors' Stock Option and Stock Grant Plan (the "Directors' Plan"). The Directors' Plan provides that the non-employee directors of the Company are eligible for grants of stock options and stock grants in accordance with the terms of the Directors' Plan. Options and stock grants may not be granted under the Directors' Plan for more than 260,000 shares of common stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the board of directors, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. The exercise price of the stock options shall generally be equal to the average closing price of common stock of the Company for the 30 calendar days preceding the date the options are granted. The option period begins on the effective date of the option grant and terminates on the tenth anniversary of that date.

     The aggregate number of shares of stock awarded to an eligible director as a stock grant shall total 20,000 shares of common stock of the Company.
The award shall be divided into two equal installments. The first installment of 10,000 shares shall automatically be awarded as of the first regular board meeting after an eligible director completes ten continuous years of service on the board. The second installment of 10,000 shares shall automatically be awarded as of the first anniversary of the initial stock grant, regardless of whether the director is still a member of the board. During 1998, a total of 40,000 shares valued at $250,000, based upon a weighted average grant-date fair value of $6.25 per share, were awarded to two directors and during 2000, 20,000 shares valued at $165,000, based upon a weighted average grant-date fair value of $8.25 per share, were awarded to one director. These amounts are included in general and administrative expenses in the Company's consolidated statements of operations. During 1998, the Company issued 20,000 of the 40,000 shares to the two directors as required under the Directors' Plan from the Company's stock held by subsidiary. During 1999, the Company issued the remaining 20,000 shares to the two directors from the Company's stock held by subsidiary. The difference between the average reacquisition cost of the shares issued and the share price at the date of the stock grant was credited to paid-in surplus. During November 2000, the Company issued 10,000 new shares to one director.

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

     The following table summarizes the information regarding stock options that were outstanding and exercisable at December 31, 2000:

                                                                               REMAINING
               DATE OF                      EXERCISE          NUMBER        CONTRACTUAL LIFE
                GRANT                         PRICE         OUTSTANDING        (IN YEARS)
--------------------------------------   --------------    -------------    ----------------
March 3, 1998 ........................   $         5.92           66,000                7.17

March 10, 1999 .......................             8.06            6,000                8.19

March 8, 2000 ........................             8.13            7,500                9.18

November 15, 2000 ....................             7.85           30,000                9.87
                                         --------------    -------------    ----------------
                                         $         6.72(1)       109,500                8.11(1)
                                         ==============    =============    ================
--------------------

(1)  Weighted average.



     During 1998 and 2000, the Company recognized $22,000 and $12,000 of compensation expense related to the issuance of stock options. As the exercise price exceeded the market value at the date of grant, the Company did not recognize any compensation expense for the options issued in 1999.
No stock options have been exercised under the Directors' Plan as of December 31, 2000.

     The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock option plans, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires disclosure of pro forma net income and basic and diluted earnings per share as if the Company had adopted the fair value provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date of the stock options granted to the directors in accordance with SFAS No. 123, the Company's pro forma amounts for 1998, 1999 and 2000 would have been as follows:

                                                       1998             1999             2000
                                                    ----------       ----------       ----------
                                                    (Amounts in thousands except per share data)

Pro forma net income (loss) applicable to
  common shareholders ............................. $   3,278        $   2,131        $  (2,083)

Pro forma basic earnings (loss) per
  common share .................................... $    0.51        $    0.34        $   (0.49)

Pro forma diluted earnings (loss) per
  common share .................................... $    0.51        $    0.34        $   (0.49)


     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value per option granted during 1998, 1999 and 2000 under the Directors' Plan was $2.81, $3.32 and $3.50, respectively. The following weighted-average assumptions were used in the Black-Scholes option pricing model for the options granted in 1998, 1999 and 2000.

                                   1998             1999             2000
                                ----------       ----------       ----------

Dividend yield ...............         - %              - %              - %
Volatility ...................        39 %             38 %             36 %
Risk-free interest rate ......      5.62 %           5.30 %           5.87 %
Expected life (in years) .....         5                5                5


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

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                        1998      1999      2000
                                                      --------  --------  --------
                                                             (In thousands)
Computed income tax provision (benefit) at 34% ...... $ 1,290   $   855   $(1,166)
Increase (decrease) in income taxes resulting from:
   Benefit from income not subject to
      U.S. Federal income tax .......................  (1,023)     (760)     (694)
   Amortization of licenses and other intangibles ...     362       271       388
   Interest income on tax exempt securities .........    (298)     (140)     (147)
   Other, net .......................................      22       139       143
                                                      --------  --------  --------
Federal income tax provision (benefit) .............. $   353   $   365   $(1,476)
                                                      ========  ========  ========

U.S. Federal income tax provision (benefit) consists of:

                                                       CURRENT  DEFERRED   TOTAL
                                                      --------  --------  --------
                                                             (In thousands)
1998 ................................................ $    52   $   301   $   353
1999 ................................................   1,127      (762)      365
2000 ................................................  (1,268)     (208)   (1,476)


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                        1998      1999      2000
                                                      --------  --------  --------
                                                             (In thousands)

Loss reserve discounts .............................. $   921   $  (500)  $   486
Unearned premiums ...................................     395    (1,168)      481
Deferred policy acquisition costs ...................  (1,209)    1,093    (1,070)
Reserve for uncollectible premiums receivable
   and reinsurance recoverables .....................      (9)      (63)      (39)
Depreciation and lease expense ......................     (60)      (46)      (46)
Other ...............................................     263       (78)      (20)
                                                      --------  --------  --------
                                                      $   301   $  (762)  $  (208)
                                                      ========  ========  ========

     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:

                                                                                   1999        2000
                                                                                ----------  ----------
                                                                                    (In thousands)
Deferred tax assets:
   Loss reserve discounts...................................................... $   3,410   $   2,956
   Unearned premiums...........................................................     2,598       2,117
   Reserve for uncollectible premiums receivable and reinsurance recoverables..       243         282
   Unrealized loss on investments available for sale...........................       886           -
   Compensated absences .......................................................         -         146
   Net operating loss carryforwards - state ...................................     2,279       2,549
   Other ......................................................................       263         219
   Valuation allowance ........................................................    (2,279)     (2,549)
                                                                                ----------  ----------
Total deferred tax assets .....................................................     7,400       5,720
                                                                                ----------  ----------
Deferred tax liabilities:
   Deferred policy acquisition costs ..........................................     1,066           -
   Depreciation and lease expense .............................................       766         768
   Amortization of discount on fixed maturity investments .....................       167         216
   Unrealized gain on investments available for sale ..........................         -         200
   Other ......................................................................       314         327
                                                                                ----------  ----------
Total deferred tax liabilities ................................................     2,313       1,511
                                                                                ----------  ----------
Net deferred tax assets ....................................................... $   5,087   $   4,209
                                                                                ==========  ==========


     At December 31, 2000, Chandler USA had net operating loss carryforwards available for Oklahoma state tax purposes totaling approximately $42.5 million which expire in the years 2007 through 2016. A valuation allowance has been provided for the tax effect of the state net operating loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 9. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, not to exceed the statutory limitations which for 2000 was $10,500. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $3,725 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $259,000, $276,000 and $307,000 for 1998, 1999 and 2000, respectively.

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

     A number of the Company's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums, licenses and excess of cost over net assets acquired) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, the Company has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 1999 and 2000. The estimated fair values of the Company's fixed-maturity and equity security investments are disclosed at Note 3. At December 31, 2000, the fair value of Chandler USA's debentures was estimated to be $21.6 million based on quoted market prices. At December 31, 2000, the Company maintained custody of letters of credit from policyholders totaling $12.2 million, which is a reasonable estimate of their fair value.

NOTE 11. LITIGATION

GOING PRIVATE LITIGATION

     On June 5 and 6, 2000, three civil lawsuits were filed against the Company, its indirect subsidiary Chandler USA, and all of the Company's directors. All three suits have now been consolidated into a single proceeding. The suit alleges that the plans announced on June 1, 2000 to take the Company private are detrimental to the Disinterested Shareholders. Each suit also requests that it be certified as a class action and that the court enter a temporary restraining order to prevent completion of the announced plan. The suit also alleges that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. The plaintiffs have been granted leave to amend their petitions but have not yet amended them. As a result, the Company has not yet responded to the lawsuit but plans to file timely responses denying the allegations. On June 12, 2000, CenTra made similar allegations in an already pending lawsuit in the Nebraska Court involving a court-ordered divestiture of the Company's shares owned by CenTra. CenTra requested that the court enjoin and restrain Mr. LaGere and others from completing the announced plans. On July 20, 2000, the Nebraska Court denied CenTra's request. On June 27, 2000 CenTra filed a similar request in an already pending case in the U.S. District Court for the Western District of Oklahoma (the "Oklahoma Court"). The Company has responded, but the Oklahoma Court has not ruled.

CENTRA LITIGATION

     The Company and certain of its subsidiaries and affiliates have been involved in various matters of litigation with CenTra and certain of its affiliates, officers and directors (the "CenTra Group") since 1992. The CenTra Group has been a significant shareholder in the Company owning 49.2% of the Company's stock in July 1992. Three present or former executive officers of CenTra, Norman E. Harned, Ronald W. Lech and M. J. Moroun were directors of the Company until November 1999.

     On March 25, 1997, the Nebraska Court ordered CenTra and certain of its affiliates to divest all Chandler shares owned by them. The Nebraska Court approved a divestiture plan submitted by NAICO which called for the Company to acquire and cancel the shares of Chandler stock owned by the CenTra Group. During December 1999, the Company acquired 1,989,200 shares of its stock in exchange for payment of $15,204,758. During November 2000, the Company acquired the remaining 1,142,625 shares of its stock in exchange for payment of $6,882,500. These shares were canceled upon acquisition by the Company.

     On April 1, 1997, the Oklahoma Court entered judgment in favor of NAICO on CenTra's claims for alleged wrongful cancellation of CenTra's insurance with NAICO and NAICO Indemnity in 1992. The remaining issues were submitted to a jury. On April 22, 1997, the Oklahoma Court entered judgments on the jury verdicts. One judgment against the Company required the CenTra Group to return stock it purchased in 1990 to the Company in return for a payment of $5,099,133 from the Company. Payment was made and the stock was returned to the Company and canceled in December 1999 as a part of the acquisition of shares described previously. Another judgment was against both the Company and Chandler Barbados. CenTra and an affiliate, Ammex, Inc., were awarded $6,882,500 in connection with a 1988 stock purchase agreement. On March 10, 1998, the Oklahoma Court modified its judgment to require CenTra and its affiliates to deliver 1,142,625 shares of Chandler stock they owned upon payment of the $6,882,500 judgment which was entered in April 1997. Payment was made and the stock was returned to the Company and canceled in November 2000. Both of these judgments related to an alleged failure by the Company to adequately disclose the fact that ownership of the Company's stock may be subject to regulation by the Nebraska Department of Insurance under certain circumstances.

     Judgment was also entered in favor of CenTra and against certain officers and/or directors of the Company on the securities claims relating to CenTra's 1990 stock purchases and the failure to disclose the application of Nebraska insurance law, but the judgments were $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. These amounts were recorded as receivables by Chandler USA and are included in other assets in the accompanying consolidated balance sheets. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

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

     As a result of the Oklahoma Court judgments and subsequent decisions, the Company recorded a net charge for the litigation matters during 1997 totaling approximately $1.4 million ($1.6 million including provision for federal income tax). The Company recorded the return of 1,660,125 shares of the Company's stock in connection with the rescission judgments as a decrease to shareholders' equity in the amount of approximately $12.0 million. On April 21, 1998, the Oklahoma Court denied the CenTra Group's request for costs and attorney fees. The CenTra Group did not appeal this decision within the time permitted by applicable law. Accordingly, the Company reduced the previous 1997 net charge for litigation matters by $3.8 million during 1998.

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Court. The appeals were considered by the U.S. Court of Appeals for the 10th Circuit. The CenTra Group's appeals were based upon the Oklahoma Court's failure to award prejudgment interest, the Oklahoma Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Court's modification of the judgment for $6,882,500 to require CenTra to return shares of the Company's stock upon payment of the judgment, and the Oklahoma Court's denial of attorney fees. The Company elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered all filed appeals. All of the judgments were affirmed during September 2000. Following the execution of the judgment of the Nebraska Court, the CenTra Group filed pleadings in the Oklahoma Court claiming entitlement to post-judgment interest on the amounts the Company was ordered to pay in exchange for the transfer of the shares. CenTra claims that it is entitled to post-judgment interest amounting to approximately $2.5 million. The Company vigorously opposes this claim and the issue is now pending before the Oklahoma Court. The Oklahoma Court has asked for briefs and may hear argument but has not scheduled a date for decision of these issues.

     The Company's board of directors appointed a committee of the board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The members of the Committee are Messrs. Jacoby, Maestri and Martin, all of whom are non-parties to the CenTra litigation. The Committee is empowered by the board to make decisions on behalf of the Company regarding issues relating to litigation strategy, officer and director indemnification and claims made under the Company's director and officer liability insurance policy (the "D&O Insurer"). A similar committee composed of Chandler USA directors is authorized to deal with those same issues regarding Chandler USA.

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

     In the CenTra litigation, certain officers and directors of the Company were named as defendants. In accordance with its Articles of Association, the Company has advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. The Company has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of December 31, 2000. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from the D&O Insurer. As a result of various events in 1995, 1996 and 1997, the Company recorded estimated recoveries of costs from its D&O Insurer totaling $4,500,000 for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. The Company received payment for a 1995 claim during 1996 in the amount of $795,000. The balance is included in other assets in the Company's consolidated balance sheets. The Company is entitled to a total of $5 million under the applicable insurance policy to the extent it has advanced reimbursable expenses. The Company is negotiating with the insurer for payment of the policy balance. The Company could recover the remaining policy limits or could compromise its claim, and could incur significant costs in settling this matter.

     The ultimate outcome of litigation described above could have a material adverse effect on the Company and could negatively impact future earnings and cash flows.

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

     During the first quarter of 1998, NAICO purchased additional reinsurance under its workers compensation and casualty reinsurance programs that substantially reduced the combined net retentions in these lines of business. During the second quarter of 1998, NAICO purchased additional reinsurance under its construction surety bond reinsurance program. The purchase of the additional reinsurance coverages in 1998 substantially reduced the per occurrence retention for NAICO's workers compensation, casualty, surety bond and private-passenger automobile lines of business, but resulted in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs. The purchase of additional reinsurance also resulted in an increase in reinsurance recoverables on unpaid losses, prepaid reinsurance premiums and premiums payable and a decrease in deferred policy acquisition costs. During the fourth quarter of 1999, NAICO agreed to rescind reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since January 1, 1999. During 2000, NAICO purchased additional reinsurance for its workers compensation and casualty lines of business which reduced the Company's net retention for these lines of business. Effective October 1, 2000, NAICO purchased quota share reinsurance which further reduced the Company's net retention for its workers compensation and casualty lines of business.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers underwriting results and NAICO's desired retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2001 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 and July 1, 2001.

     In formulating its reinsurance programs, NAICO considers numerous factors, the most important of which are the financial stability of the reinsurer, including its ability to provide sufficient collateral if required, reinsurance coverage offered and price.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. NAICO reviews the historical results for reinsurance contracts with similar commutation provisions and accrues for such commutations where a commutation election is considered probable, which resulted in an increase in net premiums earned of $931,000 in 1998 and a decrease in net premiums earned of $877,000 and $1,094,000 in 1999 and 2000, respectively.

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.3 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2000. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which had been in effect since January 1, 1999. At December 31, 2000, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.3 million. Reliance was placed under regulatory supervision in Pennsylvania during January 2001.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. NAICO charged $50,000 to policy acquisition costs during 1998 for estimated uncollectible reinsurance recoverables from certain unaffiliated reinsurers. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999 and 2000.

     The effect of reinsurance on premiums written and earned was as follows:

                                          1998                 1999                 2000
                                  -------------------- -------------------- --------------------
                                   WRITTEN     EARNED   WRITTEN     EARNED   WRITTEN     EARNED
                                  ---------  --------- ---------  --------- ---------  ---------
                                                          (In thousands)
Direct........................... $134,436   $126,017  $169,449   $152,314  $197,041   $190,627
Assumed..........................     (107)        54       186        199       186        171
Ceded............................  (68,793)   (56,007)  (41,698)   (44,186)  (83,674)   (70,935)
                                  ---------  --------- ---------  --------- ---------  ---------
Net premiums..................... $ 65,536   $ 70,064  $127,937   $108,327  $113,553   $119,863
                                  =========  ========= =========  ========= =========  =========

     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $42.6 million, $59.0 million and $53.9 million for 1998, 1999 and 2000, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 1999 and 2000 were $47.7 million and $33.5 million, respectively. The 1999 amount includes $12.9 million related to the rescission of the reinsurance treaties. This amount was collected in January 2000. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2000, the Company maintained custody of such letters of credit securing these and other transactions totaling approximately $12.2 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 1998, 1999 or 2000.

     NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.8 million, $2.8 million and $2.5 million during 1998, 1999 and 2000, respectively.

     Approximately $19.1 million, or 25% of the Company's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2000 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. The Company believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers (excluding Chandler Barbados) determined on the basis of net reinsurance recoverables as of December 31, 2000.

                                                                              CEDED
                                                              NET          REINSURANCE
                                                          REINSURANCE     PREMIUMS FOR      A.M.
                                                          RECOVERABLE    THE YEAR ENDED   BEST CO.
NAME OF REINSURER                                             (1)      DECEMBER 31, 2000   RATING
--------------------------------------------------------  -----------  -----------------  --------
                                                                (Dollars in thousands)
Swiss Reinsurance America Corporation ..................  $   25,917   $         26,857      A++
GE Reinsurance Corporation .............................      16,513             18,253      A++
SCOR Reinsurance Company ...............................       8,232              9,904      A+
Red River Reinsurance, Ltd. ............................       4,104              6,072      -(2)
PMA Capital Insurance Company ..........................       3,782              4,735      A
                                                          -----------  -----------------  --------
   Top five reinsurers .................................  $   58,548   $         65,821
                                                          ===========  =================
   All reinsurers ......................................  $   75,369   $         83,674
                                                          ===========  =================
Percentage of total represented by top five reinsurers..         78%                79%
--------------------------------------------------------


(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of
     December 31, 2000.

(2)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2000, Red
     River's reinsurance recoverables were collateralized by cash and investments with a fair value of $3.3 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $1.2 million.


     NAICO loaned funds to certain agents which are secured by the agent's stock in Red River. The outstanding loan balances at December 31, 2000 consist of 25 individual loans totaling approximately $744,000 ($650,000 at December 31, 1999) and are included in other assets in the accompanying consolidated balance sheets.

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

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $667,000 and $577,000 at December 31, 1999 and 2000, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $67,000 and $65,000 at December 31, 1999 and 2000, respectively.

     At December 31, 2000, the Company's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases were $535,000, $487,000 and $599,000 in 1998, 1999 and 2000, respectively. Future minimum lease payments are as follows:

                                                  (In thousands)

                               2001.............. $         506
                               2002..............           369
                               2003..............           254
                               2004..............           111
                               2005..............            26
                                                  --------------
                                                  $       1,266
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

     DuraRock reinsured NAICO and NAICO Indemnity for substantially all CenTra risks underwritten by them. As a part of a settlement of certain related litigation, National Union Fire Insurance Company of Pittsburgh ("National Union") agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Reinsurance recoverables from National Union totaled approximately $755,000 and $629,000 as of December 31, 1999 and 2000, respectively. The reduction in reinsurance recoverables as well as to the corresponding liabilities for unpaid losses and loss adjustment expenses is based upon information provided by Liberty Bell and National Union. Although NAICO's and NAICO Indemnity's risks are fully reinsured, they are ultimately liable as the policy-issuing company. If National Union does not meet its obligations, such failure could adversely affect NAICO and the Company (see Notes 11 and 12).

OTHER

     See Note 11 regarding advancement of litigation expenses to certain officers and directors of the Company in the CenTra litigation.

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and/or officers of the Company own interests.
Under the lease, no cash rental is paid, but a subsidiary of Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of the Company's U.S. subsidiaries. Chandler USA incurred approximately $217,000, $202,000 and $265,000 in expenses associated with its use of this property during 1998, 1999 and 2000, respectively, including $7,000, $8,000 and $9,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 1998, 1999 and 2000, respectively.

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

     The property and casualty segment accounted for 89.6%, 92.4% and 92.7% of 1998, 1999 and 2000 consolidated revenues before intersegment eliminations, respectively. The insurance products are underwritten by NAICO and are marketed through independent insurance agencies, including L&W. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 55%, 48% and 47% of gross written premiums in 1998, 1999 and 2000, respectively, while Texas accounted for approximately 28%, 37% and 42% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

     The agency segment accounted for 10.0%, 7.2% and 7.0% of 1998, 1999 and 2000 consolidated revenues before intersegment eliminations, respectively.
L&W is appointed by insurers to solicit applications for policies of insurance, primarily in Oklahoma. L&W represents personal and commercial lines insurance companies, and markets property and casualty, individual and group life, medical and disability income coverages. Major target classes of business are political subdivisions, healthcare facilities, transportation companies, manufacturers, contractors, oil & gas, retailers, wholesalers and service organizations. A large portion of certain classes of business produced by L&W is placed with NAICO. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W acts as the underwriter for a significant portion of NAICO's construction surety bond program. L&W places direct agency business as well as business from other agents with specialty insurance companies. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

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

     The following table presents a summary of the Company's operating segments for the years ended December 31:

                                                                      PROPERTY
                                                                         AND          ALL       INTERSEGMENT    REPORTED
                                                         AGENCY       CASUALTY       OTHER      ELIMINATIONS    BALANCES
                                                      ------------  ------------  ------------  ------------  ------------
                                                                                 (In thousands)
1998
Revenues from external customers .................... $     1,561   $    70,223   $       232   $         -   $    72,016
Intersegment revenues ...............................       7,088           197           150        (7,435)            -
Interest income, net ................................          55         6,412             -             -         6,467
Interest expense ....................................           2           934             -             -           936
Segment profit (loss) before income taxes (1) .......         227         2,075         1,510           (17)        3,795
Segment assets ......................................       5,323       243,180         4,227       (16,705)      236,025
Depreciation and amortization .......................         107         1,355           996             -         2,458

1999
Revenues from external customers .................... $     1,495   $   118,288   $       274   $         -   $   120,057
Intersegment revenues ...............................       8,171           178           163        (8,512)            -
Interest income, net ................................          32         5,561             1             -         5,594
Interest expense ....................................           2         1,529             -             -         1,531
Segment profit (loss) before income taxes (1) .......         119         4,138        (1,725)          (16)        2,516
Segment assets ......................................       4,604       273,584           468        (9,536)      269,120
Depreciation and amortization .......................          83         1,614           664             -         2,361

2000
Revenues from external customers .................... $     1,291   $   119,891   $       281   $         -   $   121,463
Intersegment revenues ...............................       8,142           184           160        (8,486)            -
Interest income, net ................................          55         6,052             2             -         6,109
Interest expense ....................................           1         2,274             -             -         2,275
Segment profit (loss) before income taxes (1) .......        (411)       (1,230)       (1,787)            -        (3,428)
Segment assets ......................................       5,394       287,112           483       (10,320)      282,669
Depreciation and amortization .......................          68         1,624         1,008             -         2,700

------------------------------------------------

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

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
INSURANCE PROGRAM                                                          1998           1999           2000
--------------------------------------------------------------------- -------------- -------------- --------------
                                                                                     (In thousands)
NET PREMIUMS EARNED
Standard property and casualty....................................... $      41,662  $      71,676  $      89,517
Political subdivisions...............................................        13,073         17,415         16,853
Surety bonds.........................................................         9,938         10,896         10,033
Group accident and health............................................         4,646          8,261          3,221
Other................................................................           745             79            239
                                                                      -------------- -------------- --------------
                                                                      $      70,064  $     108,327  $     119,863
                                                                      ============== ============== ==============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty....................................... $      31,419  $      53,916  $      64,531
Political subdivisions...............................................        10,502         16,893         12,273
Surety bonds.........................................................         1,569            721          3,176
Group accident and health............................................         4,149          8,589          5,105
Other................................................................           240           (303)          (850)
                                                                      -------------- -------------- --------------
                                                                      $      47,879  $      79,816  $      84,235
                                                                      ============== ============== ==============


     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:

                                                                            1998           1999           2000
                                                                       -------------- -------------- --------------
                                                                                      (In thousands)
Segment asset eliminations
   Investment in subsidiaries......................................... $         475  $       5,675  $       5,675
   Other consolidating adjustments....................................        16,230          3,861          4,645
                                                                       -------------- -------------- --------------
                                                                       $      16,705  $       9,536  $      10,320
                                                                       ============== ============== ==============


NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's quarterly results of operations (unaudited) for 1999 and 2000 are as follows:

                                                                              NET           BASIC EARNINGS   DILUTED EARNINGS
                                                         TOTAL              INCOME            (LOSS) PER        (LOSS) PER
                                                        REVENUES            (LOSS)           COMMON SHARE      COMMON SHARE
                                                    ----------------  ------------------   ----------------  ----------------
                                                                     (In thousands except per share amounts)
1999
--------------------------------------------------
     First quarter................................  $        22,918   $             525   $          0.08    $         0.08
     Second quarter...............................           22,387              (1,155)            (0.18)            (0.18)
     Third quarter................................           24,242                (323)            (0.05)            (0.05)
     Fourth quarter...............................           56,159               3,104              0.51              0.51
2000
--------------------------------------------------
     First quarter................................ $         30,951   $          (1,263)  $         (0.29)            (0.29)
     Second quarter...............................           31,906                (497)            (0.11)            (0.11)
     Third quarter................................           35,591                 803              0.18              0.18
     Fourth quarter...............................           29,304                (995)            (0.26)            (0.26)


     Due to changes in the number of average common shares and equivalent shares outstanding, quarterly earnings (loss) per common share may not add to the totals for the years.

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

                            *   *   *   *   *   *   *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Chandler Insurance Company, Ltd.:

We have audited the accompanying consolidated balance sheets of Chandler Insurance Company, Ltd. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000 (all expressed in United States dollars). Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chandler Insurance Company, Ltd. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company is involved in various legal proceedings, the outcome of which is uncertain.


/s/ Deloitte & Touche

DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
February 16, 2001
(March 5, 2001 as to Note 2)

                                                                    SCHEDULE I


                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                         SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 2000

                                (In thousands)

                                                                                                         AMOUNT AT WHICH
                                                                                                          SHOWN IN THE
TYPE OF INVESTMENT                                                            COST          FAIR VALUE    BALANCE SHEET
---------------------------------------------------------------------- ------------------ -------------- ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies............................... $          45,315  $      45,460  $       45,460
Obligations of states and political subdivisions......................             8,157          8,212           8,212
Corporate obligations.................................................            44,981         45,093          45,093
Public utilities......................................................            13,218         13,219          13,219
Mortgage-backed securities............................................             5,009          4,998           4,998
                                                                       ------------------ -------------- ---------------
                                                                                 116,680        116,982         116,982
FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...............................             1,056          1,139           1,056

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................................................                 -            442             442
                                                                       ------------------ -------------- ---------------
   Total investments.................................................. $         117,736   $    118,563  $      118,480
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CHANDLER INSURANCE COMPANY, LTD.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                      (In thousands except share amounts)

                                                                                                DECEMBER 31,
                                                                                      --------------------------------
                                                                                            1999             2000
                                                                                      ---------------- ----------------
ASSETS
Cash and cash equivalents ........................................................... $            73    $          69
Premiums receivable..................................................................           2,476            6,118
Deferred policy acquisition costs....................................................             838              879
Investment in subsidiaries, net......................................................          59,223           53,036
                                                                                      ---------------- ----------------
Total assets......................................................................... $        62,610  $        60,102
                                                                                      ================ ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Unpaid losses and loss adjustment expenses........................................ $           561  $         2,986
   Unearned premiums.................................................................           2,401            2,592
   Litigation liabilities............................................................           8,905            2,436
                                                                                      ---------------- ----------------
Total liabilities....................................................................          11,867            8,014
                                                                                      ---------------- ----------------
Shareholders' equity
   Common stock, $1.67 par value, 10,000,000 shares authorized;
      4,428,033 and 3,295,408 shares issued and outstanding in 1999
         and 2000, respectively......................................................           7,395            5,503
   Paid-in surplus...................................................................          21,380           16,483
   Common stock to be issued (10,000 shares in 2000).................................               -               83
   Retained earnings.................................................................          31,426           29,474
   Less: Stock rescinded through litigation (1,142,625 shares in 1999)...............          (6,883)               -
   Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on investments available for sale, net of
         deferred income taxes.......................................................          (2,575)             545
                                                                                      ---------------- ----------------
Total shareholders' equity...........................................................          50,743           52,088
                                                                                      ---------------- ----------------
Total liabilities and shareholders' equity........................................... $        62,610  $        60,102
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II


                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1998           1999           2000
                                                                      -------------- -------------- --------------
Premiums and other revenues
   Net premiums earned............................................... $          37  $       1,655  $       8,673
   Interest income, net..............................................             -              1              3
                                                                      -------------- -------------- --------------
      Total premiums and other revenues..............................            37          1,656          8,676
                                                                      -------------- -------------- --------------
Operating costs and expenses
   Losses and loss adjustment expenses...............................            22            671          4,585
   Policy acquisition costs..........................................             6            584          3,021
   General and administrative expenses...............................           272              -            185
   Interest expense..................................................             -              -          1,674
   Litigation expenses, net..........................................        (3,390)           777            414
                                                                      -------------- -------------- --------------
      Total operating costs and expenses.............................        (3,090)         2,032          9,879
                                                                      -------------- -------------- --------------
Income (loss) before equity in net income of subsidiaries............         3,127           (376)        (1,203)
Equity in net income (loss) of subsidiaries .........................           315          2,527           (749)
                                                                      -------------- -------------- --------------
Net income (loss).................................................... $       3,442  $       2,151  $      (1,952)
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER INSURANCE COMPANY, LTD.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1998           1999           2000
                                                                      -------------- -------------- --------------
OPERATING ACTIVITIES
   Net income (loss)................................................. $       3,442  $       2,151  $      (1,952)
   Adjustments to reconcile net income (loss) to cash
      provided by (applied to) operating activities:
      Earned compensation: non-employee director stock option
         and stock grant plan........................................           272              -            177
      Net (income) loss of subsidiaries not distributed to parent....          (315)        (2,527)           749
   Net change in non-cash balances relating to operating activities:
      Premiums receivable............................................           (10)        (2,466)        (3,642)
      Deferred acquisition costs.....................................             -           (838)           (40)
      Unpaid losses and loss adjustment expenses.....................             -            561          2,425
      Unearned premiums..............................................             -          2,401            191
      Litigation liabilities.........................................        (3,390)           776            414
                                                                      -------------- -------------- --------------
      Cash provided by (applied to) operating activities.............            (1)            58         (1,678)
                                                                      -------------- -------------- --------------
FINANCING ACTIVITIES
   Proceeds from borrowing from subsidiary...........................             -         15,204          8,557
   Payments to acquire stock under divestiture plan..................             -        (15,204)        (6,883)
                                                                      -------------- -------------- --------------
      Cash provided by financing activities..........................             -              -          1,674
                                                                      -------------- -------------- --------------
Increase (decrease) in cash and cash equivalents.....................            (1)            58             (4)
Cash and cash equivalents at beginning of year.......................            16             15             73
                                                                      -------------- -------------- --------------
Cash and cash equivalents at end of year............................. $          15  $          73  $          69
                                                                      ============== ============== ==============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE III

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                     FUTURE
                                     POLICY                                                      AMORTI-
                                    BENEFITS,           OTHER                                   ZATION OF                NET
                          DEFERRED   LOSSES,            POLICY                        CLAIMS,    DEFERRED             PREMIUMS
                           POLICY    CLAIMS           CLAIMS AND             NET     LOSSES AND   POLICY      OTHER    WRITTEN
                        ACQUISITION AND LOSS UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING    AND
                           COSTS    EXPENSES PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES   ASSUMED
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
YEAR ENDED
DECEMBER 31, 1998
Property and casualty.. $    2,381  $ 80,909 $ 50,647 $   4,936  $ 70,064  $  6,411  $  47,879  $   10,099  $ 10,510  $ 65,536
Agency.................          -         -        -         -         -        55          -       6,934     1,540         -
Other..................          -         -        -         -         -         1          -           -    (1,111)        -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $    2,381  $ 80,909 $ 50,647 $   4,936  $ 70,064  $  6,467  $  47,879  $   17,033  $ 10,939  $ 65,536
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========
YEAR ENDED
DECEMBER 31, 1999
Property and casualty.. $    6,488  $ 98,460 $ 67,769 $   5,135  $108,327  $  5,561  $  79,816  $   20,617  $ 11,000  $127,937
Agency.................          -         -        -         -         -        32          -       8,064     1,514         -
Other..................          -         -        -         -         -         1          -           -     2,179         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $    6,488  $ 98,460 $ 67,769 $   5,135  $108,327  $  5,594  $  79,816  $   28,681  $ 14,693  $127,937
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========
YEAR ENDED
DECEMBER 31, 2000
Property and casualty.. $    3,504  $100,173 $ 74,198 $   5,062  $119,863  $  6,052  $  81,985  $   21,044  $ 13,773  $113,553
Agency.................          -         -        -         -         -        55          -       8,344     1,554         -
Other..................          -         -        -         -         -         2          -           -     2,230         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $    3,504  $100,173 $ 74,198 $   5,062  $119,863  $  6,109  $  81,985  $   29,388  $ 17,557  $113,553
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE IV

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                                  REINSURANCE

                             (Dollars in thousands)


                                                                                  ASSUMED                    PERCENTAGE
                                                                    CEDED TO        FROM                     OF AMOUNT
                                                       GROSS         OTHER         OTHER          NET         ASSUMED
                                                       AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                                    ------------  ------------  ------------  ------------  ------------
Year ended December 31, 1998
   Property and casualty........................... $  134,436   $   (68,793)  $      (107)  $    65,536        (0.16)%
                                                    ===========  ============  ============  ============   ===========
Year ended December 31, 1999
   Property and casualty........................... $  169,449   $   (41,698)  $       186   $   127,937         0.15 %
                                                    ===========  ============  ============  ============   ===========
Year ended December 31, 2000
   Property and casualty........................... $  197,041   $   (83,674)  $       186   $   113,553         0.16 %
                                                    ===========  ============  ============  ============   ===========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE V

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES


                         VALUATION AND QUALIFYING ACCOUNTS


                                   (In thousands)

                                                          BALANCE AT       PROVISION                           BALANCE
                                                          BEGINNING           FOR                               AT END
                                                          OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                                      ----------------  ----------------  ----------------  ----------------
Allowance for non-collection of
   premiums receivable:

      1998........................................... $           115   $           152   $           (67)  $           200
                                                      ================  ================  ================  ================
      1999........................................... $           200   $           210   $          (147)  $           263
                                                      ================  ================  ================  ================
      2000........................................... $           263   $           179   $          (134)  $           308
                                                      ================  ================  ================  ================
Allowance for non-collection of reinsurance
   recoverables on paid and unpaid losses:


      1998........................................... $           665   $            50   $          (110)  $           605
                                                      ================  ================  ================  ================
      1999........................................... $           605   $             -   $           (28)  $           577
                                                      ================  ================  ================  ================
      2000........................................... $           577   $             -   $            95   $           672
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

                                                                    SCHEDULE VI

                CHANDLER INSURANCE COMPANY, LTD. AND SUBSIDIARIES

                             SUPPLEMENTAL INFORMATION

                  (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)



                                                                DISCOUNT      PAID LOSSES AND
                                                                DEDUCTED      LOSS ADJUSTMENT
                                                              FROM RESERVES      EXPENSES
                                                             ---------------  ---------------
Year ended December 31, 1998
   Property-casualty........................................ $            -   $       59,575
                                                             ===============  ===============
Year ended December 31, 1999
   Property-casualty........................................ $            -   $       70,683
                                                             ===============  ===============
Year ended December 31, 2000
   Property-casualty........................................ $            -   $       84,314
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


3. LaGere & Walkingstick Insurance Agency, Inc., an Oklahoma corporation ("L&W") that is a wholly owned subsidiary of Chandler USA.


4. National American Insurance Company, an Oklahoma corporation ("NAICO") that is a wholly owned subsidiary of Chandler USA.


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

                                                                    EXHIBIT 23.1








INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 3 to Form S-2 on Form S-8 Registration Statement No. 33-28436 of Chandler Insurance Company, Ltd. of our report dated February 16, 2001 (March 5, 2001 as to Note 2) (which expresses an unqualified opinion and includes an explanatory paragraph relating to litigation discussed in Note 11) appearing in the Annual Report on Form 10-K of Chandler Insurance Company, Ltd. for the year ended December 31, 2000.

/s/ Deloitte & Touche

DELOITTE & TOUCHE
Grand Cayman, Cayman Islands
March 27, 2001